Form 10-K
period 1993-12-31
INTERMET CORP
filed 1994-03-29
CIK 745287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the fiscal year ended December 31, 1993.

               Commission File No. 0-13787

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                             Intermet Corporation
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                 Georgia
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                 58-1563873
                      -----------------------------------
                      (I.R.S. Employer Identification No.)

           Suite 1600, 2859 Paces Ferry Road, Atlanta, Georgia 30339
            ---------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:
(404) 431-6000

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X  No    .
                                                              ---    ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10K.      .
                                    ----
                 Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 17, 1994 was $180,798,357 based on the closing sale price of the Common Stock as quoted on The Nasdaq National Market, $9.50. See Item 12.

                 At March 17, 1994 there were 24,580,719 shares of Common Stock, $0.10 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         The Registrant is a leading independent manufacturer of precision ductile and gray iron castings, with production facilities in North America and Germany. The Registrant's castings are used primarily in automobiles and light trucks, as well as in heavy trucks, construction and farm equipment, air conditioning and refrigeration equipment and internal combustion engines. The Registrant specializes in safety-related parts critical to vehicle control that meet its customers' exacting metallurgical, dimensional and quality control standards. Products manufactured for the automotive, light truck and heavy truck industries include brake parts, steering components, differential cases, camshafts and crankshafts. The Registrant provides castings used by over 20 automobile manufacturers throughout the world, including Ford, Chrysler, General Motors, Volkswagen, BMW and Mercedes-Benz.

         As used herein, the term "Registrant" refers collectively to Intermet Corporation and its subsidiaries, and their respective predecessors, except where otherwise indicated by context.

RECENT DEVELOPMENTS

         On August 30, 1993 the Registrant announced plans to permanently close its Lower Basin foundry in Lynchburg, Virginia. The Lower Basin foundry had been operating well below its capacity of 70,000 tons in recent years. The foundry stopped pouring iron in December 1993 and is expected to close completely in 1994. The foundry employed approximately 660 people at the time the closing was announced. Primarily as a result of the decision to close this foundry, the Registrant recorded a restructuring charge of $24 million in the third quarter of 1994.

         The Board of Directors of the Registrant suspended the regular quarterly dividend in October 1993 pending an improvement in the Registrant's operating performance.

PRODUCTS, MARKETS AND SALES

         The Registrant specializes in safety-related parts critical to vehicle control, including brake parts and steering system components, as well as differential cases, camshafts and crankshafts. The Registrant produces housings, wheels, brake parts and brackets for the construction and earthmoving equipment industries. Products for other industries include compressor parts for refrigeration and air conditioning units, cylinder heads, manifolds, valves and gears. The Registrant is seeking to expand its products to include aluminum castings.

         The Registrant has had a longstanding quality assurance program and is committed to maintaining its reputation for high quality products and timely delivery. For example, the Archer Creek, Radford Shell, New River and Columbus foundries and the PBM machining facility hold Ford's Q-1 quality award. The Archer Creek, Radford Shell and Ironton foundries and the Columbus machining facility hold Chrysler's Pentastar award. Radford Shell also holds the Caterpillar Certified Supplier award.

         The Registrant markets its products exclusively through its own sales and customer service staff, except in Europe where it also uses independent sales representatives. The Registrant currently maintains sales offices in Michigan, Ohio, Virginia and Germany. The Registrant produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

         The Registrant provides extensive production and technical training to its sales staff. This technical background enables the sales staff to act as an effective liaison between customers and the

Registrant's production personnel and permits the Registrant to offer customer assistance at the design stage of major casting programs. The Registrant also employs quality assurance representatives and engineers who work with customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for the Registrant. In addition to working with customer purchasing personnel, the Registrant's sales engineers confer with design engineers and other technical staff.

         During 1991, 1992 and 1993, direct sales to Ford accounted for 20%, 20% and 23%, respectively, direct sales to Chrysler accounted for 23%, 22% and 23%, respectively, and direct sales to General Motors Corporation accounted for 6%, 10% and 10%, respectively, of the Registrant's consolidated net sales. The loss of any of these customers or a substantial reduction in their purchases from the Registrant would have a material adverse effect on the Registrant. The Registrant's six largest customers accounted for approximately 71%, 73% and 76% of the Registrant's consolidated net sales during 1991, 1992 and 1993, respectively.

         The following table sets forth information regarding sales by the Registrant to customers in these markets during 1991, 1992 and 1993.


                                                                   1991                       1992                     1993
                                                                --------------           ----------------          --------------
                                                                  Sales     %               Sales      %             Sales     %
                                                                  -----     -               -----      -             -----     -
                                                                                        (Dollars in thousands)
U.S. Passenger cars and light trucks  . . . . . . . . . . . . .  $188,000  59             $259,800    65            $328,500   74
U.S. Industrial . . . . . . . . . . . . . . . . . . . . . . . .    50,500  16               39,800    10              42,100    9
Foreign passenger cars and light
   trucks . . . . . . . . . . . . . . . . . . . . . . . . . . .    81,300  25              102,400    25              73,600   17
                                                                 --------                 --------                  --------
Total Sales . . . . . . . . . . . . . . . . . . . . . . . . . .  $319,800                 $402,000                  $444,200
                                                                 ========                 ========                  ========

        In 1993 reported sales included 381,000 tons of casting shipments. The Registrant's foundries operated at 82% of average annual capacity during 1993.

MANUFACTURING, MACHINING AND DESIGN

        The Registrant produces both ductile and gray iron castings. Gray iron, the oldest and most widely used cast iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron, which is produced by removing sulphur from the molten iron and adding magnesium and other alloys, has greater strength and elasticity than gray iron, and its use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. For the years ended December 31, 1991, 1992 and 1993, sales of ductile iron castings represented 82%, 85% and 87%, respectively, of the Registrant's total sales of castings, the balance being gray iron. The Registrant's castings range in size from small pieces weighing less than one pound to castings weighing up to 100 pounds.

        The manufacturing process involves melting steel scrap and pig iron in cupola or electric furnaces, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal solidifies and cools in the molds, and the molds are broken and removed.

        Customers usually specify the properties their castings are to embody, such as hardness and strength, and the Registrant determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, cobalt x-ray, ultrasonic and magnetic-particle testing equipment, is used extensively in grading scrap metal, analyzing molten metal and testing castings. The Registrant also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

        Many castings require machining (which may include drilling, threading or cutting operations) before they can be put to their ultimate use. Most customers machine their own castings or have them machined by third parties. The Registrant operates facilities in Columbus, Georgia and Chesterfield, Michigan, where it machines castings produced by it or by others. The Registrant also contracts with other companies to machine castings it produces before shipment to customers.

        The Registrant's design and engineering teams assist the customer, when requested, in the initial stages of product creation and modification. Among other computer-aided design techniques, the Registrant uses three-dimensional solid modeling software in conjunction with rapid prototype equipment. This equipment greatly enhances the Registrant's design flexibility and, depending on the complexity of the product, can reduce the time required to produce sample castings for customers by several weeks.

RESEARCH AND DEVELOPMENT

        The Registrant conducts process and product development programs, principally at its separate research and development foundry located adjacent to the Archer Creek facility in Lynchburg, Virginia, and to a lesser extent at the laboratories in its other facilities. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with complete metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes is focused on ways to lower costs and improve quality. Product development work includes projects to enhance existing iron castings, such as austempering, which enhances the strength and elasticity of iron, as well as projects to develop new products, such as the conversion of forgings to castings.

COMPETITION

        The Registrant competes with many other foundries, both in the United States and Europe. Some of these foundries are owned by major users of iron castings, and a number of foundry operators have, or are subsidiaries of companies which have, greater financial resources than the Registrant. For example, the three largest domestic automobile manufacturers, which are among the Registrant's largest customers, operate their own foundries. However, they also purchase a significant amount of castings from the Registrant and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by the Registrant also compete to some degree with malleable iron castings, other metal castings and steel forgings.

        The machining industry is highly fragmented and competitive. As in the foundry industry, large purchasers of machined components often have significant in-house capabilities to perform their own machining work.

        The Registrant competes primarily on the basis of product quality, engineering, service and price. The Registrant emphasizes its ability to produce complex, precision-engineered products in order to compete for value-added castings that generally provide a higher profit margin.

RAW MATERIALS

        The primary raw material used by the Registrant to manufacture iron castings is steel scrap. The Registrant is not dependent on any single supplier of scrap. The Registrant has no long-term contractual commitments with any scrap supplier and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of the Registrant's position as a major purchaser. The cost of steel scrap is subject to fluctuations, but the Registrant has implemented arrangements with most of its customers for adjusting its castings prices to reflect those fluctuations.

        The Registrant has contractual arrangements, which expire at various times through 1998, for the purchase of various materials, other than steel scrap, used in or during the manufacturing process. While these contracts and the Registrant's overall level of purchases provide some protection against price increases, in most cases the Registrant does not have specific arrangements in place to adjust its casting prices for fluctuations in the prices of alloys and other materials.

CYCLICALITY AND SEASONALITY

        Most of the Registrant's products are generally not affected by year-to-year automotive style changes. However, the inherent cyclicality of the automotive industry has affected the Registrant's sales and earnings during periods of slow economic growth or recession. For example, North American automotive production in 1991 was at its lowest level in almost ten years, but by 1993 had risen more than 20% over the 1991 level. On the other hand, much of Europe was in a recession during 1993, and automotive production fell significantly from the previous year. The Registrant's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for vacations and model changeovers.

BACKLOG

        Most of the Registrant's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. The lead time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Customers typically issue firm releases and shipping schedules on a monthly basis. The Registrant's backlog at any given time therefore consists only of the orders which have been released for shipment. The backlog at December 31, 1993 was approximately $50 million, compared to approximately $44 million at December 31, 1992.

EMPLOYEES

        At February 6, 1994, the Registrant employed 4,151 persons, including 3,686 in the United States. Of the persons employed in the United States, 2,885 were hourly manufacturing personnel, and the remainder were clerical, sales and management personnel. The Registrant employed 465 persons in Germany, 384 of whom were hourly manufacturing personnel. Most of the manufacturing personnel are represented by unions under collective bargaining agreements expiring at various times through 1997. Three domestic bargaining agreements covering approximately 989 hourly employees expire in 1994. The Registrant entered into a replacement agreement for one facility, covering 363 employees, in February 1994, and expects to enter into replacement agreements for the other expiring agreements, as well.

        The Registrant from time to time adjusts the size of its work force to meet fluctuations in production demands at various facilities. During the past ten years the Registrant has not experienced any strike or work stoppage, other than a five-week strike by the 69 covered employees at the Hibbing, Minnesota plant during 1992. The Registrant believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS

        The Registrant's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the EPA and corresponding state agencies, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of chemical substances. The Registrant believes that current operations of its facilities are in substantial compliance with applicable environmental laws, regulations and government orders.

        In February 1992 the Registrant's Board of Directors established an Environmental Compliance Committee to oversee the Registrant's environmental program. The Registrant has completed internal environmental reviews of all of its facilities and intends to remedy all non-complying situations. In addition, the Registrant has increased its environmental compliance staff and has expanded its training programs to emphasize environmental matters.

        The Registrant is currently in the process of attempting to resolve certain environmental matters with various governmental agencies and third parties. In addition to the administrative complaint filed by the EPA and the issue raised by the Ohio Attorney General's Office described in "Item 3 -- Legal Proceedings", these matters include the closure of five former hazardous waste treatment units at the Archer Creek and Radford Shell facilities, the remediation of soil and groundwater contamination at the Lower Basin foundries, and certain other soil remediation and clean-up projects. The Registrant believes that expenses to be incurred in resolving these matters will not materially exceed reserves established for such purposes or cause the Registrant to exceed its level of anticipated capital expenditures. However, it is not possible to accurately predict such costs.

        The recent amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Registrant. Until regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate such costs.

        Over the years, the Registrant has landfilled wastes, such as baghouse dust and foundry sand, on or near its foundry properties. The Registrant believes its landfills and its other waste management units comply with all existing regulations. However, it is not possible to predict whether, or to what extent, future federal, state or local regulations will require the Registrant to incur additional costs to monitor, close, remediate or otherwise manage those units in ways not currently contemplated.

FOREIGN OPERATIONS

        Information as to revenues, operating profits and identifiable assets for its foreign operations for 1993, 1992 and 1991 is contained in Note 11 of the consolidated financial statements included in the Registrant's 1993 Annual Report to Shareholders included as Exhibit 13 to this Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Shareholders, and hold office until the next Annual Meeting unless they sooner resign or are removed from office by the Board of Directors.

        The executive officers of the Registrant as of February 10, 1994 and their ages and principal positions with the Registrant as of that date are as follows:

             Name (Age)                                Principal Position(s)
             ----------                                ---------------------
        George W. Mathews, Jr (66)                     Chairman of the Board, Chief
                                                       Executive Officer and President

        Curtis W. Tarr (69)                            Vice Chairman of the Board of the Registrant and President,
                                                       Intermet International, Inc.

        E. A. Bodnar (65)                              President of Intermet Foundries, Inc.

        Thomas J. Trezek (66)                          Executive Vice President

        John D. Ernst (50)                             Vice President - Finance, Chief Financial Officer and
                                                       Secretary - Treasurer

        James W. Rydel (49)                            Vice President - Human Resources

        Peter C. Bouxsein (40)                         Controller

        Daryl R. Marsh (55)                            Vice President


        Mr. Mathews has occupied the positions of Chairman and Chief Executive Officer of the Registrant since its organization. He became President of the Registrant in 1991.

        Mr. Tarr has served as a director of the Registrant since 1984, Vice Chairman of the Board of the Registrant since 1992, President of Intermet International, Inc. since 1991, and a consultant to the Registrant from late 1989 through 1990. He was employed as Dean and professor of the Johnson Graduate School of Management at Cornell University from 1984 through 1989 and remained as professor through June 1990.

        Mr. Bodnar was Vice President - Foundry Sales of the Registrant from 1987 to 1991, when he became President of Intermet Foundries, Inc. Mr. Bodnar joined Lynchburg Foundry Company in 1951, and he has held management positions in Intermet Foundries, Inc. and the Registrant since 1984.

        Mr. Trezek has served as Executive Vice President of the Registrant since February 10, 1994. From 1991 to 1993 he was President of Knight Facilities Management, a division of Lester B. Knight. He was director of training and retraining resources at Delta College from 1988 to 1991. From 1987 to 1988 he served as an instructor of management courses at Saginaw Valley State University and Delta College. Prior to that time he held various management positions with the Central Foundry Division of General Motors Corporation.

        Mr. Ernst became Treasurer in 1984 and Secretary of the Registrant in 1986. He was named Vice President - Finance and Chief Financial Officer in 1991.

        Mr. Rydel has served as Vice President - Human Resources of the Registrant since 1991. He served as Director of Compensation and Benefits of the Registrant from 1986 until 1990, when he became Director of Human Resources of the Registrant.

        Mr. Bouxsein became Controller of the Registrant in 1991. From 1987 until 1991 he was Corporate Director - Financial Reporting of the Registrant.

        Mr. Marsh became Vice President of the Registrant in August 1993. From 1969 through 1993, Mr. Marsh was employed by Simpson Industries, Inc., most recently as Group Vice President, Transmission and Chassis Group.

ITEM 2.   PROPERTIES

        The Registrant currently owns or operates or has an ownership interest in 10 ductile and gray iron foundries, one aluminum test foundry and one research foundry. Most castings can be produced at more than one of the Registrant's foundries.

        The following provides information about the location and capacity of the iron foundries, all of which are wholly-owned by the Registrant:

                                                         Approximate
Name                       Location                  Annual Capacity (Tons)
- ----                       --------                  ----------------------
Archer Creek               Campbell County, Virginia        85,000
Ironton Iron               Ironton, Ohio                    80,000
Columbus Foundries         Columbus, Georgia                72,000
Radford Shell              Radford, Virginia                55,000
Columbus Neunkirchen       Neunkirchen, Germany             60,000
New River                  Radford, Virginia                35,000
Lower Basin Green Sand     Lynchburg, Virginia              22,000
Lower Basin Shell          Lynchburg, Virginia              45,000
Northern Castings          Hibbing, Minnesota               14,000
Pennsylvania Castings      Landisville, Pennsylvania        10,000
                                                            ------

  Total                                                    478,000
                                                           =======


        The Registrant continually reviews the operation of its foundries and may from time to time close one or more foundries on a permanent or temporary basis due to its production needs and general business and economic conditions. The Pennsylvania foundry is currently idled, and the Lower Basin foundries will be closed in 1994.

        The aluminum test foundry is located in Lewisport, Kentucky and is jointly owned by the Registrant and Comalco Aluminum, Ltd. The research foundry is located in Virginia and is wholly-owned by the Registrant.

        The Registrant owns or leases several machining and design facilities. The Registrant owns a 100,000 square foot machining facility in Columbus, Georgia. The Registrant also has a machining operation housed in a leased facility containing approximately 200,000 square feet in Chesterfield, Michigan. InterMotive Technologies, Inc., a subsidiary providing engineering and design services, operates from a 38,000 square foot leased facility in Van Buren Township, Michigan.

        In addition, the Registrant owns or leases certain executive, sales, and other management offices, located in Georgia, Michigan, Ohio and Virginia. The Registrant believes that all of its facilities are well maintained.

        The only property of the Registrant which secures long-term indebtedness is the German foundry, which secures indebtedness with an aggregate outstanding principal balance at December 31, 1993 of $4,802,000. See Note 6 to the consolidated financial statements of the Registrant included in the Registrant's 1993 Annual Report to Shareholders included as Exhibit 13 to this Report for additional information on secured debt.

ITEM 3.  LEGAL PROCEEDINGS

        Except as set forth below, the Registrant is not aware of any material pending or threatened legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

        On August 5, 1991 Lynchburg Foundry Company ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") dated July 31, 1991 by the United States Environmental Protection Agency (the "EPA"). The Complaint alleges certain violations by Lynchburg of the Resource Conservation and Recovery Act ("RCRA"), the most significant of which relates to the treatment of certain hazardous waste at two of Lynchburg's foundry sites. The EPA initially proposed a civil penalty of $1,514,000, which Lynchburg appealed. Lynchburg and the EPA have reached an agreement in principle calling for a penalty of $330,000. The Registrant has made certain provisions in its consolidated financial statements for the penalty and remediation costs. Management does not expect this matter to have a material adverse effect on the Registrant's results of operations or financial position.

        The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio foundry of Ohio water pollution laws and regulations. In a letter dated March 15, 1994, the Attorney General's Office advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order. The Registrant will fully respond to the Attorney General's letter by mid April 1994 and expects to enter into a consent order providing for monetary penalties. Management does not expect this matter to have a material adverse effect on the Registrant's operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

        The information contained in Note 12 to the consolidated financial statements of the Registrant included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

        The Registrant's Common Stock, $0.10 par value, is traded in the over-the-counter market under the Nasdaq symbol "INMT." As of March 1, 1994, there were approximately 881 holders of record of the Registrant's Common Stock.

        The Board of Directors of the Registrant suspended payment of the regular quarterly dividend in October 1993 pending improvement in the Registrant's operating performance. Even if payment of dividends resumes, the payment is subject to the discretion of the Board of Directors and will depend upon the results of operations and financial condition of the Registrant and other factors the Board of Directors deems relevant. The Registrant is also subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1993, all of the Registrant's retained earnings were restricted and unavailable for the payment of dividends under those agreements.

ITEM 6.   SELECTED FINANCIAL DATA

        Selected financial data included in the Registrant's 1993 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The information included under the heading "Discussion of Financial Information" in the Registrant's 1993 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes of the Registrant and the report of the independent auditors thereon included in the Registrant's 1993 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, are hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Within the 24-month period prior to the date of the Registrant's financial statements for the fiscal year ended December 31, 1993, the Registrant did not change auditors and had no disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 28, 1994, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

        The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 28, 1994, filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

        The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 28, 1994, filed with the Commission, is hereby incorporated herein by reference.

        For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the headings "CERTAIN TRANSACTIONS" and the second paragraph of "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 28, 1994, filed with the Commission, is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1.  Financial Statements

        The following consolidated financial statements and notes thereto of the Registrant and its subsidiaries contained in the Registrant's 1993 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

        Consolidated Balance Sheets at December 31, 1993 and 1992

        Consolidated Statements of Operations for the Years Ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

    2.  Financial Statement Schedules

        The following consolidated financial statement schedules for the Registrant are filed as Item 14(d) hereof, beginning on page F-1.

        Consent of Independent Auditors

        Schedule II - Amounts Receivable from Related Parties and
        Underwriters, Promoters and Employees Other than Related Parties

        Schedule V - Property, Plant and Equipment

        Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment

        Schedule VIII - Valuation and Qualifying Accounts

        Schedule X - Supplementary Income Statement Information

  3.    Exhibits

        The following exhibits are required to be filed with this Report by
Item 601 of Regulation S-K:

Exhibit
Number            Description of Exhibit
- ------            ----------------------

3.1 and 4.1       Amended and Restated Articles of Incorporation of the Registrant (included as Exhibit 4.1 to the
                  Registrant's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2       By-Laws of the Registrant, as amended.

4.3               Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development
                  Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*

4.4               Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial
                  Development Authority of the City of Lynchburg, Virginia.*

4.5               Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of
                  Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee.*

4.6               Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development
                  Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000,
                  $1,000,000, $550,000 and $550,000, respectively.*

4.7               Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development
                  Authority of the City of Lynchburg, Virginia.*

4.8               Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of
                  Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to
                  Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B
                  and Series 1976C.*

4.9               Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and
                  Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*


4.10              Loan Contract, dated October 11, 1988, by and between Columbus Neunkirchen Foundry GmbH and the
                  Landesbank Saar Girozentrale, relating to a loan in the original principal amount of DM 1,550,000.*

4.11              Loan Contract, dated December 14, 1988, by and between Columbus Neunkirchen Foundry GmbH and
                  Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 3,833,500.*

4.12            Loan Contract, dated January 20, 1982, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische
                Investitionskreditbank, relating to a loan in the principal amount of DM 1,450,000.*

4.13            Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische
                Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.14            Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar
                Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

4.15            Loan Contract, dated April 8, 1993, by and between Columbus Neunkirchen Foundry GmbH and IKB
                International, relating to a loan in the principal amount of DM 3,000,000.*

4.16            Credit Agreement, dated August 31, 1992, by and among the Registrant, Trust Company Bank, NBD Bank, N.A.,
                Wachovia Bank of North Carolina, The First National Bank of Boston, First Union National Bank of Georgia,
                NationsBank of North Carolina, N.A., The First National Bank of Louisville, Trust Company Bank, as agent, and Landesbank Saar Girozentrale, relating to a $75,000,000 and DM 8,000,000 Revolving Credit and Related
                Promissory Notes (included as Exhibit 4.16 to the Registrant's Form 10-K for the year ended December 31,
                1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.17            First Amendment to Credit Agreement dated August 31, 1992, by and among the Registrant, Trust Company
                Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia Bank of Georgia, N.A., The First National
                Bank of Boston, First Union National Bank of Georgia, NationsBank of Georgia, N.A., The First National
                Bank of Louisville and Trust Company Bank, as agent, dated December 11, 1992, relating to a $75,000,000 and DM 8,000,000 Revolving Credit (included as Exhibit 4.17 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.18            Waiver and Second Amendment to Credit Agreement dated August 31, 1992, by and among the Registrant, Trust
                Company Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia Bank of Georgia, N.A., The First
                National Bank of Boston, First Union National Bank of Georgia, NationsBank of Georgia, N.A., The First
                National Bank of Louisville and Trust Company Bank, as agent, dated March 19, 1993, relating to a
                $75,000,000 and DM 8,000,000 Revolving Credit (included as Exhibit 4.18 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.19            Waiver and Third Amendment to Credit Agreement dated August 31, 1992, by and among the Registrant, Trust
                Company Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia Bank of Georgia, N.A., The First
                National Bank of Boston, First Union National Bank of Georgia, Nationsbank of Georgia, N.A., National
                City Bank, Kentucky, formerly known as The First National Bank of Louisville and Trust Company Bank, as
                agent, dated November 15, 1993, relating to a $75,000,000 and DM 8,000,000 Revolving Credit.

4.20            Note Agreement ("Prudential Note Agreement"), dated December 11, 1992, by and between the Registrant and
                The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior
                Notes due December 11, 2002 and Related


              Promissory Notes  (included as Exhibit 4.19 to the Registrant's Form 10-K for the year ended December 31,
              1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.21          First Amendment to Prudential Note Agreement, dated March 24, 1993, executed by the Prudential Insurance
              Company of America and the Registrant (included as Exhibit 4.20 to the Registrant's Form 10-K for the
              year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.22          Second Amendment to Prudential Note Agreement, dated November 16, 1993, executed by the Prudential
              Insurance Company of America and the Registrant (including form of promissory note entered into in connection therewith).

10.1          Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Registrant's registration statement on Form S-14, File No. 2-90815, previously filed with the
              Commission and incorporated herein by reference).**

10.2          Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988
              (included as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.3          Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988
              (included as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.4          Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.5          Intermet Corporation Directors Stock Option Plan (included as Exhibit 10.6 to the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.6          Stock Purchase Agreement ("PBM Stock Purchase Agreement"), dated March 30, 1992, by and between the
              Registrant, PBM Industries, Inc., Batten Design and Engineering Services, Inc., Wind Point Partners II,
              L.P., The Prudential Insurance Company of America, Pruco Life Insurance Company, PruSupply Capital
              Assets, Inc., Ingersoll Engineers, Inc. and certain individuals (included as Exhibit 2.1 to the
              Registrant's Form 8-K dated March 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference.)

10.7          Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point
              Partners II, L.P., as Shareholders' Representative, in the principal amount of $438,754.58 (included as
              Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).



10.8           Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life
               Insurance Company, in the principal amount of $12,673.31 (included as Exhibit 10.8 to the Registrant's
               Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference)

10.9           Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of PruSupply Capital
               Assets, Inc., in the principal amount of $114,059.79 (included as Exhibit 10.9 to the Registrant's Form
               10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.10          Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point
               Partners II, L.P., as Shareholders' Representative, in the principal amount of $1,982,107 (included as
               Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.11          Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life
               Insurance Company, in the principal amount of $35,240.53 (included as Exhibit 10.11 to the Registrant's
               Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.12          Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of The Prudential
               Insurance Company of America, in the principal amount of $317,164.79 (included as Exhibit 10.12 to the
               Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the
               Commission and incorporated herein by reference).

10.13          Guaranty Agreement, dated March 30, 1992, from Intermet in favor of the shareholders named in the PBM
               Stock Purchase Agreement (included as Exhibit 10.13 to the Registrant's Form 10-K for the year ended
               December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(a)       Intermet Corporation Employee Stock Ownership Plan and Trust (1987), dated December 19, 1986, by and between the Registrant and Trust Company Bank, as trustee (included as Exhibit 10.14 to the Registrant's
               Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.14(b)       Amendment No.1 to Intermet Corporation Employee Stock Ownership Plan and Trust (1987), dated October 29,
               1987, by and between the Registrant and Trust Company Bank, as trustee (included as Exhibit 10.15 to the
               Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the
               Commission and incorporated herein by reference).**

10.14(c)       Amendment No. 2 to Intermet Corporation Employee Stock Ownership Plan and Trust (1987), dated December
               22, 1988, by and between the Registrant and Trust Company Bank, as trustee (included as Exhibit 10.16 to the Registrant's Form 10-K for the year ended




                December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.14(d)        Amendment No. 3 to Intermet Corporation Employee Stock Ownership Plan and Trust (1987), dated June 7,
                1989, by and between the Registrant and Trust Company Bank, as trustee (included as Exhibit 10.17 to the
                Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the
                Commission and incorporated herein by reference).**

10.14(e)        Amendment No. 4 to the Intermet Corporation Employee Stock Ownership Plan and Trust (1987), dated October
                1, 1993, by and between the Registrant and Trust Company Bank, as trustee.**

10.15           Intermet Corporation 1993 Management Bonus Plan.**

10.16(a)        Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993.**

10.16(b)        Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993.**

10.17           1993 Special Voluntary Severance Plan for Salaried Employees of Intermet Foundries, Inc. and its
                subsidiaries.**

10.18           Intermet Salary Continuation Plan (included as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.19(a)        Intermet Corporation Savings and Investment Plan and Trust, dated February 8, 1991, by and between the
                Registrant and Trust Company Bank, as trustee (included as Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.19(b)        Amendment No. 1 to the Intermet Corporation Savings and Investment Plan and Trust, dated April 13, 1993, by and between the Registrant and Trust Company Bank, as trustee.**

10.19(c)        Amendment No. 2 to the Intermet Corporation Savings and Investment Plan and Trust, dated October 1, 1993, by and between the Registrant and Trust Company Bank, as trustee.**

11              Computation of Earnings per Common Share.

13              Annual Report to Shareholders.  Certain portions of this Exhibit are incorporated by reference into this
                Report on Form 10-K; except as so incorporated by reference, the Annual Report to Shareholders is not to be deemed filed as part of this Report on Form 10-K.

21              Subsidiaries of the Registrant

23              Consent of Ernst & Young (included herein on Page F-1).

99              Notice of Annual Meeting and Proxy Statement of the Registrant.
- -------------------
        *This instrument defines the rights of holders of long-term debt of the Registrant not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.  This instrument is not being filed, but the Registrant will furnish a copy of this instrument to the
Commission upon request.

        **Management contract or compensatory plan or arrangement required to be filed as an exhibit.

      (b) No current reports on Form 8-K were filed during the fourth quarter of the Registrant's 1993 fiscal year.

      (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

      (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


Item                                                                                                       Page
- ----                                                                                                       ----
Opinion and Consent of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Schedule II - Amounts Receivable from Related Parties and Underwriters,
        Promoters and Employees Other than Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . F-2

Schedule V - Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment  . . . . . . . . . F-4

Schedule VIII - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Schedule X - Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

                       Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intermet Corporation of our report dated February 9, 1994, included in the 1993 Annual Report to Shareholders of Intermet Corporation.

Our audits also included the financial statement schedules on Intermet Corporation listed in Item 14(a). These schedules are the responsiblity of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-58354 and 33-58352) pertaining to the Intermet Corporation Directors Stock Option Plan and the Intermet Corporation Key Individual Stock Option Plan of our report dated February 9, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Intermet Corporation.


                                        /s/ Ernst and Young


Atlanta, Georgia
March 29, 1994

                              Intermet Corporation
                                 (Consolidated)




                                  Schedule II

           Amounts Receivable From Related Parties and Underwriters,
              Promoters and Employees Other Than Related Parties


                                    BALANCE AT
                                   BEGINNING OF                     AMOUNT           BALANCE AT
 NAME OF DEBTOR                       PERIOD     ADDITIONS         COLLECTED        END OF PERIOD
- ----------------------------------------------------------------------------------------------------
                                             (In Thousands of Dollars)
 Year ended December 31, 1993:
   Eastern Inter-Trans
    Services, Inc.                $151             $  7             $20              $138 (a)
                                  ==================================================================

 Year ended December 31, 1992:
   Eastern Inter-Trans
    Services, Inc.                $143             $  8             $  -             $151 (a)
                                  ==================================================================

 Year ended December 31, 1991:
  Eastern Inter-Trans
    Services, Inc.                $156             $ 14             $27              $143 (a)
                                  ==================================================================

(a)  Includes current portion of $138, $151 and $143 in 1993, 1992 and 1991, respectively.  At December 31, 1993 the amount owed had not been paid in accordance with the terms of the note between the Registrant and Eastern Inter-Trans Services, Inc.

                      Intermet Corporation (Consolidated)

                                   Schedule V

 Property, Plant and Equipment (Including Foreign Industrial Development Grants,
                              Net of Amortization)

                                                 BALANCE AT
                                                BEGINNING OF   ADDITIONS                                         BALANCE AT
 CLASSIFICATION                                    PERIOD      AT COST        RETIREMENTS     OTHER             END OF PERIOD
- -------------------------------------------------------------------------------------------------------------------------------
                                                                       (In Thousands of Dollars)
Year ended December 31, 1993:
   Land                                         $   3,535     $     -        $     (6)      $    (9) (a)          $  3,520
   Building and improvements                       64,148       1,677          (1,990)       (1,166) (a)            62,669
   Machinery and equipment                        218,637      20,510         (16,783)       (3,631) (a)           218,733
   Construction in progress                        22,661      21,847 (b)        (657)         (108) (a)            43,743
                                                -------------------------------------------------------------------------------
                                                $ 308,981      44,034        $(19,436)      $(4,914)              $328,665
                                                =========                   ===================================================
 Foreign industrial development grants, net       (6,118)       (457)             918  (c)      382  (a)            (5,275)
                                                =========    --------       ===================================================
 Net additions to property, plant and equipment              $43,577
                                                             ========

 Year ended December 31, 1992:
   Land                                         $  3,393     $    23         $      -       $   119  (a)(b)      $   3,535
   Building and improvements                      59,051       6,481             (245)       (1,139) (a)(b)         64,148
   Machinery and equipment                       175,442      49,855           (3,572)       (3,088) (a)(b)        218,637
   Construction in progress                       17,883       4,800  (b)           -           (22) (a)            22,661
                                                -------------------------------------------------------------------------------
                                                $255,769      61,159         $ (3,817)      $(4,130)             $ 308,981
                                                ========                    ===================================================
 Foreign industrial development grants, net     $ (5,735)     (1,489)        $    810  (c)  $   296  (a)         $  (6,118)
                                                ========    --------        ===================================================
 Net additions to property, plant and
   equipment                                                 $59,670
                                                            ========

 Year ended December 31, 1991:
 Land                                           $  2,911     $   500         $    (15)      $    (3) (a)         $   3,393
   Building and improvements                      56,733       2,923             (297)         (308) (a)            59,051
   Machinery and equipment                       167,060      12,137           (3,556)         (199) (a)(d)        175,442
   Construction in progress                        4,527      10,876 (b)            -         2,480  (a)(d)         17,883
                                                -------------------------------------------------------------------------------
                                                $231,231      26,436         $ (3,868)      $ 1,970              $ 255,769
                                                ========                    ===================================================
 Foreign industrial development grants, net     $ (6,243)       (508)        $    821 (c)   $   195  (a)         $  (5,735)
                                                ========     -------        ===================================================
 Net additions to property, plant and equipment              $25,928
                                                             =======

(a)  Effect of foreign currency translation.
(b)  Net additions (transfers).
(c)  Includes amortization.
(d)  Amounts reclassified for assets of Kockums Gjuteri AB transferred to other subsidiaries of the Registrant:

                                                Machinery and equipment                      $  578
                                                Construction in progress                      2,487
                                                                                          ----------------
                                                                                             $3,065
                                                                                          ================

                                      F-3

                              Intermet Corporation
                                 (Consolidated)

                                  Schedule VI

  Accumulated Depreciation and Amortization of Property, Plant and Equipment

                                           BALANCE AT                                                                   BALANCE AT
                                          BEGINNING OF                                                                    END OF
 CLASSIFICATION                              PERIOD           ADDITIONS     RETIREMENTS           OTHER                   PERIOD
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                   (In Thousands of Dollars)
 Year ended December 31, 1993:
   Buildings and equipment                $    23,534       $    3,425    $     (1,663)       $    (225) (a)           $   25,071
   Machinery and equipment                    116,104           21,444         (13,684)           1,158  (a) (c)          125,022
                                          ---------------------------------------------------------------------------------------
                                          $   139,638       $   24,869    $    (15,347)       $     933                $  150,093
                                          =======================================================================================
 Year ended December 31, 1992:
   Buildings and improvements             $    20,807       $    3,094     $       (88)       $    (279) (a)(b)        $   23,534
   Machinery and equipment                    101,592           18,896          (2,524)          (1,860) (a)(b)           116,104
                                          ---------------------------------------------------------------------------------------
                                          $   122,399       $   21,990     $    (2,612)       $  (2,139)               $  139,638
                                          =======================================================================================
 Year ended December 31, 1991:
   Buildings and improvements             $    17,627       $    3,410      $     (258)       $      28  (a)           $   20,807
   Machinery and equipment                     87,951           16,381          (2,816)              76  (a)              101,592
                                          ---------------------------------------------------------------------------------------
                                          $   105,578       $   19,791      $   (3,074)       $     104                $  122,399
                                          =======================================================================================
(a)  Effect of foreign currency translation.
(b)  Transfers between classifications.
(c)  Reduction in asset value related to restructuring reserve.


                              Intermet Corporation
                                 (Consolidated)

                                 Schedule VIII

                       Valuation and Qualifying Accounts

                                      BALANCE AT                                         BALANCE
                                     BEGINNING OF     CHARGED TO                        AT END OF
 DESCRIPTION                            PERIOD         EXPENSE         OTHER              PERIOD
- ----------------------------------------------------------------------------------------------------
                                                        (In Thousands of Dollars)
 Year ended December 31, 1993:
 Returns and allowance
    reserve (a)                      $  1,454       $  256 (b)     $    (22) (c)       $  1,688
 Supplies inventory reserve             3,280          546             (132) (c)          3,694
 Deferred tax asset valuation
   allowance                           20,846        6,609            3,065  (e)         30,520

 Year ended December 31, 1992:
 Returns and allowance
    reserve (a)                      $    827       $  633 (b)     $     (6) (c)       $  1,454
 Supplies inventory reserve             2,917          458              (95) (c)          3,280
 Deferred tax asset valuation
   allowance                                -            -           20,846  (d)         20,846

 Year ended December 31, 1991:
 Returns and allowance
    reserve (a)                      $  1,228       $ (400)(b)     $     (1) (c)       $    827
 Supplies inventory reserve             2,685          239               (7) (c)          2,917

(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b)   Net effect of amounts charged to expense less actual returns.

(c)   Effect of foreign currency translation.

(d)   Includes $17,915 established when SFAS 109 was adopted effective January
      1, 1992 and 1992 change of $2,931, primarily related to acquired operating loss carryforwards.

(e) Increase in certain deferred tax assets, including effect of U.S. rate change.

                              Intermet Corporation
                                 (Consolidated)

                                   Schedule X

                   Supplementary Income Statement Information

                                                    CHARGED TO COST AND EXPENSES
                                                       YEAR ENDED DECEMBER 31
 ITEM                                       1993                1992               1991
                                     -----------------------------------------------------------
                                                      (In Thousands of Dollars)
 Maintenance and repairs                $ 45,427              $ 39,150           $ 29,840
                                     ===========================================================

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  INTERMET CORPORATION
                  --------------------
                     (Registrant)


                  By:  /s/ George W. Mathews, Jr.
                       --------------------------
                       George W. Mathews, Jr.,
                       Chairman of the Board of
                       Directors, Chief Executive
                       Officer and President

                 Date:  March 28, 1994


                        POWER OF ATTORNEY AND SIGNATURES

         Know all men by these presents, that each person whose signature appears below constitutes and appoints George W. Mathews, Jr. and John D. Ernst, or either of them, as attorney-in-fact, either with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 28, 1994 by the following persons on behalf of the Registrant in the capacities indicated.


Signature                                       Capacity
- ---------                                       --------

/s/ George W. Mathews, Jr.                      Chairman of the Board of
- ---------------------------                     Directors, Chief Executive
George W. Mathews, Jr.                          Officer and President
                                                (Principal Executive Officer)

/s/ Vernon R. Alden                             Director
- -----------------------------
Vernon R. Alden

                                                Director
- -----------------------------
J. Frank Broyles

/s/ John P. Crecine                              Director
- -----------------------------
John P. Crecine

                                                 Director
- -----------------------------
Anton Dorfmueller, Jr.

/s/ John B. Ellis                                Director
- --------------------------------
John B. Ellis

/s/ Wilfred E. Gross, Jr.                        Director
- ------------------------------
Wilfred E. Gross, Jr.

                                                 Director
- ----------------------------
A. Wayne Hardy

/s/ Harold C. McKenzie, Jr.                      Director
- ---------------------------
Harold C. McKenzie, Jr.

/s/ J. Mason Reynolds                            Director
- -----------------------------
J. Mason Reynolds

/s/ Curtis W. Tarr                               Director
- ------------------------------
Curtis W. Tarr

/s/ John D. Ernst                                Vice President - Finance,
- ------------------------------                   Chief Financial Officer,
John D. Ernst                                    Secretary and Treasurer
                                                 (Principal Financial Officer)

/s/ Peter C. Bouxsein                            Controller (Principal
- ------------------------------                   Accounting Officer)
Peter C. Bouxsein

                                 EXHIBIT INDEX


Exhibit
Number                                                      Description of Exhibit                                    Page
- ------                                                      ----------------------                                    -----
3.2 and 4.2           Bylaws of the Registrant, as amended

4.19                  Waiver and Third Amendment to Credit Agreement dated August 31, 1992, by and among the
                      Registrant, Trust Company Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia
                      Bank of Georgia, N.A., The First National Bank of Boston, First Union National Bank of
                      Georgia, Nationsbank of Georgia, N.A., National City Bank, Kentucky, formerly known as
                      The First National Bank of Louisville and Trust Company Bank, as agent, dated November
                      15, 1993, relating to a $75,000,000 and DM 8,000,000 Revolving Credit.

4.22                  Second Amendment to Prudential Note Agreement, dated November 16, 1993, executed by the
                      Prudential Insurance Company of America and the Registrant.

10.14(e)              Amendment No. 4 to the Intermet Corporation Employee Stock Ownership Plan and Trust
                      (1987), dated October 1, 1993, by and between the Registrant and Trust Company Bank, as trustee.

10.15                 Intermet Corporation 1993 Management Bonus Plan.

10.16(a)              Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993.

10.16(b)              Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated
                      December 20, 1993.

10.17                 1993 Special Voluntary Severance Plan for Salaried Employees of Intermet Foundries, Inc.
                      and its subsidiaries.

10.19(b)              Amendment No. 1 to the Intermet Corporation Savings and Investment Plan and Trust, dated
                      April 13, 1993, by and between the Registrant and Trust Company Bank, as trustee.

10.19(c)              Amendment No. 2 to the Intermet Corporation Savings and Investment Plan and Trust, dated
                      October 1, 1993, by and between the Registrant and Trust Company Bank, as trustee.

11                    Computation of Earnings per Common Share.

13                    Certain portions of the Annual Report to Shareholders which are incorporated by reference into this Report on Form 10-K.

21                    Subsidiaries of the Registrant

23                    Consent of Ernst & Young (included herein on Page F-1)

99                    Notice of Annual Meeting and Proxy Statement of the Registrant.