Form 10-Q
period 1994-04-03
INTERMET CORP
filed 1994-05-17
CIK 745287

                              FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended April 3, 1994

                                 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________ to __________


                   Commission File Number 0-13787


                        INTERMET CORPORATION
        -----------------------------------------------------
       (Exact name of registrant as specified in its charter)


                Georgia                        58-1563873
     ---------------------------           ------------------
     (State or other jurisdiction           (I.R.S. Employer
         of incorporation or               Identification No.)
             organization)


      Suite 1600, 2859 Paces Ferry Road, Atlanta, Georgia 30339
      ---------------------------------------------------------
        (Address of principal executive offices and zip code)


                           (404) 431-6000
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Shares outstanding of each of the issuer's classes of common stock at May 16, 1994: 24,580,719 shares of Common Stock, $0.10 par value per share.

                   PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                        INTERMET CORPORATION
           INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                                           Dec 31        April 3
                                            1993          1994
                                           ------        -------
     ASSETS
     ------

     Current assets:
       Cash and cash equivalents         $ 11,240       $  3,270
       Accounts receivable:
         Trade, less allowance for
            doubtful accounts of $518
           in 1993 and 1994                47,440         56,466
         Other                              5,502          3,150
                                         --------       --------

                                           52,942         59,616

       Inventories                         37,232         33,521
       Income taxes                         5,629          3,735
       Prepaid expenses                     1,586          1,396
                                         --------         ------

               Total current assets       108,629        101,538

     Property, plant and equipment,
       at cost                            328,665        336,333

     Less:
       Foreign industrial development
         grants, net of amortization        5,275          5,268

       Accumulated depreciation and
         amortization                     150,093        157,397
                                         --------        -------
               Net property, plant
                 and equipment            173,297        173,668

     Other assets                          19,634         19,428
     Deferred income taxes                  5,898          5,898
                                         --------        -------

                                         $307,458       $300,532
                                         ========       ========

                       See accompanying notes.
/TABLE

                   INTERMET CORPORATION
       INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars)


                                               Dec 31     April 3
                                                1993       1994
                                               ------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Accounts payable                           $ 34,784   $ 30,313
  Accrued liabilities                          29,482     31,830
  Debt due within one year                      4,732      4,811
                                             --------   --------

    Total current liabilities                  68,998     66,954

Noncurrent liabilities:
  Debt due after one year                     101,861     93,891
  Retirement benefits                          45,624     46,174
  Deferred income taxes                         4,482      4,815
  Other noncurrent liabilities                  8,124      8,124
                                             --------    -------
    Total noncurrent liabilities              160,091    153,004

Minority interests                              2,837      2,837


Shareholders' equity:
  Common stock                                  2,457      2,458
  Capital in excess of par value               51,742     51,789
  Retained earnings                            22,715     24,425
  Accumulated translation adjustments           1,499      1,946
  Minimum pension liability adjustment         (2,881)    (2,881)
                                             --------    -------

   Total shareholders' equity                  75,532     77,737
                                             --------    -------

                                             $307,458   $300,532
                                             ========   ========


                               See accompanying notes.

                            INTERMET CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars, except per share data)
                                      Three months ended
                                      ------------------
                                      April 4     April 3
                                        1993       1994
                                      -------     -------

Net sales                             $122,763   $118,889
Cost of sales                          110,056    105,302
                                      --------   --------

Gross profit                            12,707     13,587

Operating expenses:
  Selling                                1,691      1,416
  General and administrative             7,393      7,069
                                         ------    ------

                                         9,084      8,485
                                         ------    ------

Operating profit                         3,623      5,102

Other income and expenses:
   Interest income                          32         67
   Interest expense                     (1,484)    (1,397)
   Other, net                                3         92
                                        ------     ------
                                        (1,449)    (1,238)
                                        ------     ------

Income before income taxes and
  minority interest                      2,174      3,864
Provision for income taxes               1,467      2,154
                                        ------     ------

Income before minority interest            707      1,710
Minority interest                           13          -
                                         ------    -------

Net income                             $    720   $  1,710
                                       ========   ========

Earnings per share                     $   0.03   $   0.07
                                       ========   ========


                                   See accompanying notes.


                    INTERMET CORPORATION
        INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
                         CASH FLOWS
                 (In thousands of dollars)
                                                         Three months ended
                                                         ------------------
                                                         April 4    April 3
                                                          1993       1994
                                                         -------     ------

Operating activities:
  Net income                                            $    720   $  1,710
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                      6,578     6,623
         Other                                                 63        75
         Changes in assets and liabilities:
           Accounts receivable                            (18,562)   (6,344)
           Inventories                                      1,470     3,876
           Accounts payable and accrued
             liabilities                                   12,286   (   331)
           Other assets and liabilities                       432     2,492
                                                        ---------   -------

     Net cash provided by operating activities:             2,987     8,101
                                                        ---------   -------
Investing activities:
   Additions to property, plant and equipment            (10,834)   ( 7,232)
   Other                                                 (    38)   (   294)
                                                         --------   -------
 Net cash used in investing activities                   (10,872)   ( 7,526)
                                                         -------    -------
 Financing activities:
   Increase in long-term debt                              5,375          -
   Reduction in long-term debt                           ( 1,430)   ( 8,569)
   Dividends paid                                        (   981)         -
   Issuance of common stock                                  273         48
   Other                                                 (    64)         -
                                                         -------    -------
 Net cash provided by (used in) financing
  activities                                               3,173    ( 8,521)
                                                         -------    -------
 Effect of exchange rate changes on cash
   and cash equivalents                                       20    (    24)
                                                         -------    -------

 Net decrease in cash and cash equivalents               ( 4,692)   ( 7,970)

 Cash and cash equivalents at beginning of
   period                                                  6,097     11,240
                                                         -------    -------

 Cash and cash equivalents at end of period             $  1,405    $ 3,270
                                                        ========    =======

                         See accompanying notes.

                              INTERMET CORPORATION
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


     1. The condensed consolidated balance sheet at December 31, 1993 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at April 3, 1994 and for the periods ended April 4, 1993 and April 3, 1994 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the interim period ended April 3, 1994 are not necessarily indicative of the results to be expected for the full year.

     2. Inventories consist of the following (in thousands of dollars):

                                             Dec 31       April 3
                                              1993         1994
                                             ------       -------

      Finished goods                       $  6,316      $ 4,458
      Work in process                         7,154        4,651
      Raw materials                           5,345        4,730
      Supplies and patterns                  18,417       19,682
                                           --------      -------
                                           $ 37,232      $33,521
                                           ========      =======

      3.  Property, plant and equipment consist of the following
(in thousands of dollars):

                                             Dec 31       April 3
                                              1993         1994
                                             ------       -------

      Land                                $   3,520       $   3,525
      Buildings and improvements             62,669          63,203
      Machinery and equipment               218,733         222,625
      Construction in progress               43,743          46,980
                                          ---------       ---------

                                          $ 328,665       $ 336,333
                                          =========       =========

          4. Long-term debt consists of the following (in thousands of dollars):

                                             Dec 31       April 3
                                              1993         1994
                                             -----        -------
      Intermet                            $  88,094     $ 80,900
      Subsidiaries                           18,499       17,802
                                          ---------     --------

      Total long-term debt                  106,593       98,702
      Less amounts due within one year        4,732        4,811
                                          ---------     --------

                                          $ 101,861     $ 93,891
                                          =========     ========

      5. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                            Three months ended
                                           --------------------
                                           April 4      April 3
                                             1993        1994
                                           -------      -------

      Provision for income taxes at
        U.S. statutory rate               $     739     $  1,352
      Charges with no tax effect                237          292
      Difference between U.S. and
        foreign tax rates                       177          189
      State income taxes net of
        federal benefit                         274          286
      Other                                      40           35
                                          ---------     --------
                                          $   1,467     $  2,154
                                          =========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's financial position has changed little since the beginning of the year. Cash balances were unusually high at year-end due to the timing of cash receipts and have now returned to more normal levels. Funded debt fell almost $8 million in the first quarter as well. The decrease in funded debt was largely the result of cash balances being applied against revolving debt.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales for the first quarter fell $3.9 million (3.2%) from the first quarter of 1993. The sales decline was due to the loss of revenue from operating units closed or sold since the first quarter of last year. Sales at plants operating in both periods actually rose almost $10 million, approximately half of which was related to business transferred from the plants closed or sold. The sales growth was primarily the result of an increase in tons shipped, although price increases on certain products also contributed to the rise. Sales for the balance of the year are expected to exceed prior year amounts despite the loss of revenue from units closed or sold in 1993.

     Gross profit rose slightly in the first quarter of 1994 compared to 1993. Gross profit also went up as a percent of sales, increasing from 10.4% to 11.4%. Operating results at the Ironton, Ohio foundry have improved significantly over the first quarter of 1993. However, the performance of the New River foundry in Virginia has suffered as it nears the scheduled second quarter startup of its new production line. In addition, the Company has not yet realized the full benefit of the decision to close the Lower Basin foundry and the other changes which resulted from that decision. Consolidated gross profit is expected to continue improving as the year progresses.

     Operating expenses dropped to $8.5 million in the first quarter of 1994 from $9.1 million in 1993. Operating expenses for the full year are expected to be approximately the same as in 1993.

     Interest expense for the first quarter fell slightly from the first quarter of 1993. The effect of higher borrowing levels was more than offset by capitalized interest of over $400,000 related to the expansion of the New River foundry.

     The Company's effective income tax rate varied for the reasons set forth in Note 5 to the interim condensed consolidated financial statements.

            PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In August 1991 Lynchburg Foundry Company
         ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") by the United States Environmental Protection Agency (the "EPA"). The Complaint alleges certain violations by Lynchburg of the Resource Conservation and Recovery Act, the most significant of which relate to the treatment of certain hazardous waste at two of Lynchburg's foundries. The EPA initially proposed a civil penalty in the amount of $1,514,000 which Lynchburg appealed. Lynchburg and the EPA have reached an agreement in principle calling for a penalty of $330,000.

         The Company has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's
         Ironton, Ohio foundry of Ohio water pollution laws and regulations. In a letter received in March 1994, the Attorney General's office advised the Registrant that the Company could avoid litigation with respect to such violations by entering into a consent order. The Company responded to the Attorney General's letter in April and expects to enter into a consent order providing for monetary penalties. Management does not expect this matter to have a material adverse effect on the Company's operations or financial position.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibit is filed as a part of this report:

         Exhibit
         Number                    Description
         -------    ----------------------------------------
         11.1       Computation of Earnings per Common Share


                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERMET CORPORATION



                                        By: /s/ Peter C. Bouxsein
                                           ----------------------
                                           Peter C. Bouxsein
                                           Controller
                                           (Principal Accounting Officer)



DATE: May 17, 1994

                                EXHIBIT INDEX



Exhibit
Number                    Description
- - -------     ----------------------------------
  11.1      Computation of Earnings per Common
            Shares
