Form 10-Q
period 1994-07-03
INTERMET CORP
filed 1994-08-17
CIK 745287

FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended July 3, 1994

                                           OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ___________


                             Commission File Number 0-13787


                                  INTERMET CORPORATION
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                          Georgia                        58-1563873
               ---------------------------            -----------------
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


                                     (404) 431-6000
                  ---------------------------------------------------
                  (Registrant's telephone number, including area code)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               Shares outstanding of each of the issuer's classes of common stock at August 16, 1994: 24,594,719 shares of Common Stock, $0.10 par value per share.

                             PART I - FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS

                                  INTERMET CORPORATION
                     INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands of dollars)

                                                     Dec 31       July 3
                                                      1993         1994
                                                     ------       ------
               ASSETS
               ------

               Current assets:
                 Cash and cash equivalents         $ 11,240       $  4,442

                 Accounts receivable:
                   Trade, less allowance for
                     doubtful accounts of $518
                     in 1993 and 1994                47,440         67,616
                   Other                              5,502          5,179
                                                     ------         ------
                                                     52,942         72,795

                 Inventories                         37,232         36,170
                 Income taxes                         5,629          2,331
                 Prepaid expenses                     1,586          1,077
                                                     ------         ------
                         Total current assets       108,629        116,815


               Property, plant and equipment,
                 at cost                            328,665        344,074

               Less:
                 Foreign industrial development
                   grants, net of amortization     (  5,275)      (  5,316)

                 Accumulated depreciation and
                   amortization                    (150,093)      (166,202)
                                                   --------       --------
                         Net property, plant
                           and equipment            173,297        172,556


               Other assets                          19,634         18,917
               Deferred income taxes                  5,898          4,361
                                                   --------       --------

                                                   $307,458       $312,649
                                                   ========       ========

                                 See accompanying notes.



                                 INTERMET CORPORATION
                   INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)


                                                         Dec 31    July 3
                                                          1993      1994
                                                         ------    ------

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

          Current liabilities:

            Accounts payable                           $ 34,784   $ 30,778
            Accrued liabilities                          29,482     32,143
            Notes payable                                10,739     13,726
            Debt due within one year                      2,463      4,438
                                                       --------   --------
              Total current liabilities                  77,468     81,085

          Noncurrent liabilities:
            Debt due after one year                      93,391     90,878
            Retirement benefits                          45,624     46,724
            Deferred income taxes                         4,482      4,482
            Other noncurrent liabilities                  8,124      5,850
                                                        -------    -------
              Total noncurrent liabilities              151,621    147,934

          Minority interests                              2,837      2,837

          Shareholders' equity:
            Common stock                                  2,457      2,459
            Capital in excess of par value               51,742     51,848
            Retained earnings                            22,715     26,864
            Accumulated translation adjustments           1,499      2,503
            Minimum pension liability adjustment         (2,881)    (2,881)
                                                       --------   --------
             Total shareholders' equity                  75,532     80,793
                                                       --------   --------
                                                       $307,458   $312,649
                                                       ========   ========




                               See accompanying notes.

                                     INTERMET CORPORATION
                    INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars, except per share data)

                                      Three months ended     Six months ended
                                      ------------------     ----------------
                                      July 4    July 3      July 4      July 3
                                       1993      1994        1993        1994
                                      ------    ------      ------      ------
      Net sales                     $122,692   $124,582    $245,455    $243,471
      Cost of sales                  109,769    109,408     219,825     214,710
                                    --------   --------    --------    --------
      Gross profit                    12,923     15,174      25,630      28,761

      Operating expenses:
        Selling                        1,496      1,474       3,187       2,890
        General and administrative     6,805      6,760      14,198      13,829
                                    --------    -------    --------     -------
                                       8,301      8,234      17,385      16,719
                                    --------    -------    --------     -------
      Operating profit                 4,622      6,940       8,245      12,042

      Other income and expenses:
        Interest income                   40         20          72          87
        Interest expense              (1,162)    (1,567)     (2,646)     (2,964)
        Other, net                    (   33)        34      (   30)        126
                                   ---------    -------     -------     -------
                                      (1,155)    (1,513)     (2,604)     (2,751)
                                   ---------    -------     -------     -------

      Income before income taxes
        and minority interest          3,467      5,427       5,641       9,291

      Provision for income taxes       2,282      2,988       3,749       5,142
                                    --------  ---------    --------    -------
      Income before minority
        interest                       1,185      2,439       1,892       4,149

      Minority interest                   28          -          41           -
                                    --------   --------    --------    ---------

      Net income                    $  1,213   $  2,439    $  1,933    $  4,149
                                    ========   ========    ========    ========


      Earnings per share            $   0.05   $   0.10    $   0.08     $   0.17
                                    ========   ========    ========     ========



                                See accompanying notes.


                              INTERMET CORPORATION
                  INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                           (In thousands of dollars)

                                                     Six months ended
                                                     ----------------
                                                     July 4   July 3
                                                       1993     1994
                                                     ------   -------

      Operating activities:
        Net income                                  $  1,933  $  4,149
        Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization          13,221    13,630
               Deferred income taxes                       -     2,132
               Other                                     586   (   280)
               Changes in assets and liabilities:
                 Accounts receivable                 (15,492)  (18,463)
                 Inventories                         ( 4,060)    1,726
                 Accounts payable and accrued
                   liabilities                        11,490   ( 1,083)
                 Other assets and liabilities          1,586     3,292
                                                    --------   -------
       Net cash provided by operating activities       9,264     5,103
                                                    --------   -------
      Investing activities:
        Additions to property, plant and equipment   (18,657)  (12,949)
        Other                                            285   (   263)
                                                    --------   -------
       Net cash used in investing activities         (18,372)  (13,212)
                                                    --------   -------
      Financing activities:
        Increase in borrowings                        13,290     3,530
        Reduction in borrowings                      ( 3,105)  ( 2,312)
        Issuance of common stock                         273       108
        Dividends paid                               ( 1,964)        -
        Other                                        (   110)        -
                                                    --------   -------
       Net cash provided by financing activities       8,384     1,326
                                                    --------   -------

       Effect of exchange rate changes on cash
        and cash equivalents                          (  297)  (    15)
                                                    --------   -------
      Net decrease in cash and cash
        equivalents                                  ( 1,021)  ( 6,798)

      Cash and cash equivalents at beginning of
        period                                         6,097    11,240
                                                    ---------   -------

      Cash and cash equivalents at end of period    $  5,076   $ 4,442
                                                    ========   =======

                         See accompanying notes.

                                INTERMET CORPORATION
                             NOTES TO INTERIM CONDENSED
                          CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated balance sheet at December 31, 1993 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at July 3, 1994 and for the periods ended July 4, 1993 and July 3, 1994 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the interim period ended July 3, 1994 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the consolidated balance sheet at December 31, 1993 to conform to the July 3, 1994 balance sheet presentation.

     2. Inventories consist of the following (in thousands of dollars):

                                            Dec 31      July 3
                                             1993        1994
                                            ------      ------
     Finished goods                       $  6,316      $ 5,283
     Work in process                         7,154        4,856
     Raw materials                           5,345        5,932
     Supplies and patterns                  18,417       20,099
                                          --------      -------
                                          $ 37,232      $36,170
                                          ========      =======

     3. Property, plant and equipment consist of the following (in thousands of dollars):

                                            Dec 31       July 3
                                             1993         1994
                                            ------       ------
     Land                                $   3,520    $   3,695
     Buildings and improvements             62,669       74,370
     Machinery and equipment               218,733      245,090
     Construction in progress               43,743       20,919
                                         ---------    ---------
                                         $ 328,665    $ 344,074
                                         =========    =========

     4. Long-term debt consists of the following (in thousands of dollars:


                                            Dec 31       July 3
                                             1993         1994
                                            ------       -------

      Intermet                            $  79,624     $ 80,000
      Subsidiaries                           16,230       15,316
                                          ---------     --------

      Total long-term debt                   95,854       95,316
      Less amounts due within one year        2,463        4,438
                                          ---------      -------

                                          $  93,391     $ 90,878
                                          =========     ========

     5. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the following reasons (in thousands of dollars):


                                            Three months ended
                                            ------------------
                                             July 4      July 3
                                              1993        1994
                                             ------      ------
     Provision for income taxes
       at U. S. statutory rate           $   1,179     $  1,900
     Charges with no tax effect                288          293
     Difference between U.S. and
       foreign tax rates                       319          362
     State income taxes net of
       federal benefit                         387          391
     Other                                     109           42
                                         ---------     --------
                                         $   2,282     $  2,988
                                         =========     ========

                                              Six months ended
                                              ----------------
                                             July 4      July 3
                                              1993        1994
                                             ------      ------

     Provision for income taxes
       at U. S. statutory rate           $   1,918     $  3,252
     Charges with no tax effect                525          585
     Difference between U.S. and
       foreign tax rates                       496          551
     State income taxes net of
       federal benefit                         667          706
     Other                                     143           48
                                         ---------     --------
                                         $   3,749     $  5,142
                                         =========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Material Changes in Financial Condition
- - ---------------------------------------

     The Company's financial position has changed little since the beginning of the year. Cash balances were unusually high at year-end due to the timing of cash receipts and have now returned to more normal levels. Accounts receivable were also higher than normal at the end of June due to the timing of cash receipts.
The Company received significant cash payments from customers in the first few days of July.

     In the first six months of 1994 the Company charged approximately $4 million against the restructuring reserve established last year. Amounts charged against the reserve consisted primarily of operating losses related to the Lower Basin foundry plus severance pay and related costs. This activity had little impact on the Company's cash flow as the charges were funded by the liquidation of working capital previously used to support Lower Basin operations.

Material Changes in Results of Operations
- - -----------------------------------------

     Net sales for the second quarter showed a modest increase over the second quarter of 1993, while sales for the first six months dipped slightly from the previous year. Both 1994 periods would have shown increases were it not for the loss of revenue from operating units closed or sold during 1993. Sales at plants operating in both periods actually rose almost 8% in the second quarter and 6% for the first six months. This sales growth was primarily the result of an increase in tons shipped, although price increases on certain products also contributed to the rise. Sales for the balance of the year are expected to be well above prior year amounts despite the loss of revenue from units closed or sold in 1993.

     Gross profit continued to recover, increasing $2.3 million for the second quarter and $3.1 million for the first six months over the prior year amounts. Gross profit as a percent of sales also rose in both 1994 periods compared to prior year figures. Operating results at the Ironton, Ohio foundry have improved significantly over 1993. Results at the German foundry also improved due in part to the recent strengthening of the European economy. However, the performance of the New River foundry in Virginia suffered as it approached the startup of its new production line. The first castings were shipped from this line in June, and management expects the line to be near capacity by year-end. In addition, the Radford Shell foundry in Virginia is not expected to be able to handle all of the work moved out of the closed Lower Basin foundry until the end of the third quarter. Consolidated gross profit for the rest of the year should significantly exceed the amount reported in the last half of 1993, and may approach the amount reported for the first six months of 1994.

     Operating expenses declined in both the second quarter and first six months compared to the same periods in 1993 due in part to staff reductions. Operating expenses are expected to remain slightly below prior year amounts for the balance of the year.

     Interest expense in both 1994 and 1993 was affected by capitalized interest related to the expansion of the New River foundry. Capitalized amounts totaled approximately $660,000 and $350,000 in the first six months of 1994 and 1993 respectively. Interest expense increased over prior year amounts in both the second quarter and first half of this year after considering the effects of capitalized interest. The increases were due to higher borrowing levels and higher interest rates.

     The Company's effective income tax rate varied for the reasons set forth in Note 5 to the interim condensed consolidated financial statements.

     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

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

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio foundry of Ohio water pollution laws and regulations. In a letter received in March 1994, the Attorney General's office advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order. The Registrant responded to the Attorney General's letter in April and expects to enter into a consent order providing for monetary penalties. Management does not expect this matter to have a material adverse effect on the Registrant's operations or financial position.

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders was held on April 28, 1994. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:


                                            Votes For      Withheld
                                            ---------      ---------
         George W. Mathews, Jr.             19,890,064        35,754
         Curtis W. Tarr                     19,775,159       150,659
         Vernon R. Alden                    19,889,530        36,288
         J. Frank Broyles                   19,888,505        37,313
         J. Patrick Crecine                 19,889,630        36,188
         Anton Dorfmueller, Jr.             19,774,933       150,885
         John B. Ellis                      19,890,730        35,088
         Wilfred E. Gross, Jr.              19,889,475        36,343
         A. Wayne Hardy                     19,819,039       106,779
         Harold C. McKenzie, Jr.            19,688,240       237,578
         J. Mason Reynolds                  19,890,730        35,088

         No other matters were voted upon at the Annual Meeting.
         A total of 4,828,901 shares were not voted.

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following Exhibit is filed as a part of this report:

         Exhibit
         Number                    Description
         -------     ----------------------------------------

          11.1       Computation of Earnings per Common Share

          (b)  None




                                     SIGNATURE
                                     ---------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERMET CORPORATION
                                     --------------------


                                     By:  /s/ Peter C. Bouxsein
                                        -----------------------
                                        Peter C. Bouxsein
                                        Controller
                                        (Principal Accounting Officer)



DATE: August 17, 1994
      ---------------




                                   EXHIBIT INDEX
                                   -------------





          Exhibit
          Number                 Description
          ------      ----------------------------------
            11.1      Computation of Earnings per Common
                      Shares


