Form 10-Q
period 1994-10-02
INTERMET CORP
filed 1994-11-14
CIK 745287

FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 2, 1994

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________


              Commission File Number 0-13787


                   INTERMET CORPORATION
- - ----------------------------------------------------------
  (Exact name of registrant as specified in its charter)


           Georgia                        58-1563873
- - ----------------------------          ------------------
(State or other jurisdiction           (I.R.S. Employer
    of incorporation or               Identification No.)
        organization)


 Suite 1600, 2859 Paces Ferry Road, Atlanta, Georgia 30339
- - ----------------------------------------------------------
   (Address of principal executive offices and zip code)


                      (404) 431-6000
- - ---------------------------------------------------------
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares outstanding of each of the issuer's classes of common stock at November 11, 1994: 24,594,719 shares of Common Stock, $0.10 par value per share.

                             PART I - FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS

                                  INTERMET CORPORATION
                     INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands of dollars)

                                                     Dec 31         Oct 2
                                                      1993           1994
                                                     ------         -----
               ASSETS

               Current assets:
                 Cash and cash equivalents         $ 11,240       $  1,361

                 Accounts receivable:
                   Trade, less allowance for
                     doubtful accounts of $518
                     in 1993 and 1994                47,440         74,119
                   Other                              5,502          4,977
                                                   --------       --------
                                                     52,942         79,096

                 Inventories                         37,232         36,978
                 Income taxes                         5,629          3,805
                 Prepaid expenses                     1,586            982
                                                   --------       --------

                         Total current assets       108,629        122,222



               Property, plant and equipment,
                 at cost                            328,665        351,082

               Less:
                 Foreign industrial development
                   grants, net of amortization     (  5,275)      (  5,384)

                 Accumulated depreciation and
                   amortization                    (150,093)      (173,610)
                                                   --------       --------

                         Net property, plant
                           and equipment            173,297        172,088


               Other assets                          19,634         18,829
               Deferred income taxes                  5,898          5,946
                                                   --------       --------

                                                   $307,458       $319,085
                                                   ========       ========

                                 See accompanying notes.

                                 INTERMET CORPORATION
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)


                                                         Dec 31     Oct 2
                                                          1993       1994
                                                         ------     -----
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

          Current liabilities:
            Accounts payable                           $ 34,784   $ 31,303
            Accrued liabilities                          29,482     33,255
            Notes payable                                10,739     12,293
            Debt due within one year                      2,463      7,904
                                                       --------   --------

              Total current liabilities                  77,468     84,755

          Noncurrent liabilities:
            Debt due after one year                      93,391     92,503
            Retirement benefits                          45,624     46,903
            Deferred income taxes                         4,482      4,482
            Other noncurrent liabilities                  8,124      5,985
                                                       --------   --------

              Total noncurrent liabilities              151,621    149,873

          Minority interests                              2,837      2,837


          Shareholders' equity:
            Common stock                                  2,457      2,459
            Capital in excess of par value               51,742     51,868
            Retained earnings                            22,715     27,237
            Accumulated translation adjustments           1,499      2,937
            Minimum pension liability adjustment         (2,881)    (2,881)
                                                       --------   --------

             Total shareholders' equity                  75,532     81,620
                                                       --------   --------

                                                       $307,458   $319,085
                                                       ========   ========



                               See accompanying notes.

                                     INTERMET CORPORATION
                    INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars, except per share data)
                                      Three months ended    Nine months ended
                                      ------------------    -----------------
                                       Oct 3     Oct 2       Oct 3       Oct 2
                                        1993      1994        1993        1994
                                       -----     -----       -----       -----
      Net sales                     $ 92,694   $120,990    $338,149    $364,461
      Cost of sales                   91,605    110,248     311,430     324,958
                                    --------   --------    --------    --------
      Gross profit                     1,089     10,742      26,719      39,503

      Operating expenses:
        Selling                        1,507      1,356       4,694       4,246
        General and administrative     7,094      6,598      21,292      20,427
        Restructuring charge          24,000          -      24,000           -
                                    --------   --------    --------    --------

                                      32,601      7,954      49,986      24,673
                                    --------   --------    --------    --------

      Operating profit (loss)        (31,512)     2,788     (23,267)     14,830

      Other income and expenses:
        Interest income                   25         38          97         125
        Interest expense              (1,242)    (1,962)     (3,888)     (4,926)
        Other, net                    (  142)        26      (  172)        152
                                    --------   --------    --------    --------
                                      (1,359)    (1,898)     (3,963)     (4,649)


      Income (loss) before income
        taxes and minority interest  (32,871)       890     (27,230)     10,181

      Provision (benefit) for income
        taxes                        (11,558)       517      (7,809)      5,659
                                    --------   --------    --------    --------
      Income (loss) before minority
        interest                     (21,313)       373     (19,421)      4,522

      Minority interest                   45          -          86           -
                                    --------   --------    --------    --------

      Net income (loss)             $(21,268)  $    373    $(19,335)   $  4,522
                                    =========  ========    =========   ========


      Earnings (loss) per share     $ ( 0.87)  $   0.02    $ ( 0.79)    $   0.18
                                    =========  ========    =========    ========






                                See accompanying notes.

                              INTERMET CORPORATION
                  INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                           (In thousands of dollars)
                                                      Nine months ended
                                                      -----------------
                                                       Oct 3    Oct 2
                                                        1993     1994
                                                       -----    -----

      Operating activities:
        Net income (loss)                           $(19,335) $  4,522
        Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
               Depreciation and amortization          20,039    21,167
               Restructuring charge                   24,000         -
               Deferred income taxes                 ( 9,000)  ( 1,300)
               Other                                     788       159
               Changes in assets and liabilities:
                 Accounts receivable                 (11,505)  (24,943)
                 Inventories                         ( 5,617)    1,419
                 Accounts payable and accrued
                   liabilities                         3,120   (   341)
                 Other assets and liabilities          2,182     2,696
                                                    --------  --------

       Net cash provided by operating activities       4,672     3,379
                                                    --------  --------
      Investing activities:
        Additions to property, plant and equipment   (27,601)  (17,948)
        Other                                            572        88
                                                    --------  --------

       Net cash used in investing activities         (27,029)  (17,860)
                                                    --------  --------

      Financing activities:
        Increase in borrowings                        30,963     6,397
        Reduction in borrowings                      ( 3,921)  ( 1,901)
        Dividends paid                               ( 2,947)        -
        Issuance of common stock                         273       128
        Other                                        (   140)  (    30)
                                                    --------  --------

       Net cash provided by financing activities      24,228     4,594
                                                    --------  --------

       Effect of exchange rate changes on cash
        and cash equivalents                         (   269)        8
                                                    --------  --------
      Net increase (decrease) in cash and cash
        equivalents                                    1,602   ( 9,879)

      Cash and cash equivalents at beginning of
        period                                         6,097    11,240
                                                    --------  --------

      Cash and cash equivalents at end of period    $  7,699   $ 1,361
                                                    ========   =======

                         See accompanying notes.

                                INTERMET CORPORATION
                             NOTES TO INTERIM CONDENSED
                          CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated balance sheet at December 31, 1993 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at October 2, 1994 and for the periods ended October 3, 1993 and October 2, 1994 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the interim period ended October 2, 1994 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the consolidated balance sheet at December 31, 1993 to conform to the October 2, 1994 balance sheet presentation.

     2. Inventories consist of the following (in thousands of dollars):

                                            Dec 31       Oct 2
                                             1993         1994
                                            ------       -----
     Finished goods                       $  6,316      $ 4,921
     Work in process                         7,154        5,595
     Raw materials                           5,345        7,350
     Supplies and patterns                  18,417       19,112
                                          --------      -------
                                          $ 37,232      $36,978

     3. Property, plant and equipment consist of the following (in thousands of dollars):
[CAPTION]

                                            Dec 31       Oct 2
                                             1993         1994
                                            ------       -----

     Land                                $   3,520    $   3,699
     Buildings and improvements             62,669       76,104
     Machinery and equipment               218,733      247,882
     Construction in progress               43,743       23,397
                                         ---------    ---------

                                         $ 328,665    $ 351,082
                                         =========    =========

     4. Long-term debt consists of the following (in thousands of dollars:

                                            Dec 31       Oct 2
                                             1993         1994
                                            ------       -----
     Intermet                            $  79,624     $ 85,162
     Subsidiaries                           16,230       15,245
                                         ---------     --------

     Total long-term debt                   95,854      100,407
     Less amounts due within one year        2,463        7,904
                                         ---------     --------

                                         $  93,391     $ 92,503
                                         =========     ========

     5. The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                            Three months ended
                                            ------------------
                                              Oct 3      Oct 2
                                               1993       1994
                                              -----      -----
     Provision (benefit) for income
       taxes at U.S. statutory rate       $ (11,176)    $    311
     Charges with no tax effect                 284      (   284)
     Difference between U.S. and
       foreign tax rates                         89          235
     State income taxes net of
       federal benefit                      (   746)         280
     Other                                  (     9)     (    25)
                                          ---------     --------

                                          $ (11,558)    $    517
                                          =========     ========

                                             Nine months ended
                                             -----------------
                                              Oct 3      Oct 2
                                               1993       1994
                                              -----      -----

     Provision (benefit) for income
       taxes at U.S. statutory rate      $ ( 9,258)    $  3,563
     Charges with no tax effect                809          301
     Difference between U.S. and
       foreign tax rates                       585          786
     State income taxes net of
       federal benefit                     (    79)         953
     Other                                     134           56
                                         ---------     --------

                                         $ ( 7,809)    $  5,659
                                         ==========    ========

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ------------------------------------------------

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's financial position has not changed significantly since the beginning of the year. Cash balances were unusually high at year-end due to the timing of cash receipts and have now returned to more normal levels. Accounts receivable were also higher than normal at the end of third quarter due to the timing of cash receipts. The Company received significant cash payments from customers in the first few days of the fourth quarter.

     In the first nine months of 1994 the Company charged approximately $5.6 million against the restructuring reserve established last year. Amounts charged against the reserve consisted primarily of operating losses related to the Lower Basin foundry of $3.6 million plus severance pay and related costs totaling $1.6 million. This activity had little impact on the Company's cash flow as the charges were funded by working capital previously used to support Lower Basin operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Sales in the third quarter jumped over $28 million (30%) from the third quarter of 1993. Sales increased at virtually all plants as production levels in the Company's principal market, automobiles and light trucks, continued to grow. For the first nine months of 1994 sales were up over $26 million (8%) over the corresponding period in the prior year. The sales increase for the first nine months would have been higher (approximately 14% over the prior year) were it not for the loss of revenue from operating units closed or sold during 1993. This sales growth was primarily the result of an increase in castings shipped, although price increases on certain products also contributed to the rise. In addition, a new production line at the Company's New River foundry in Virginia is now in operation. Sales for the fourth quarter are expected to be considerably above prior year amounts as well.

     Gross profit was significantly higher than the prior year for both the third quarter and first nine months of 1994. As a percent of sales it improved from 1.2% to 8.9% in the third quarter and from 7.9% to 10.8% for the first nine months. Operating results at the Ironton, Ohio foundry were much better than in 1993. Results at the German foundry also improved due in part to a strengthening of the European economy, and the Company's Columbus, Georgia foundry continued to run exceptionally well. However, the performance of the New River foundry has suffered as it works through the startup of its new production line. In addition, the transfer of certain work from the Lower Basin foundry to the Radford Shell foundry in Virginia was not completed until the end of the third quarter. A number of additional costs incurred while this transfer was in process are expected to diminish or disappear in the fourth quarter. Consolidated gross profit for the fourth quarter should exceed the amount reported in the fourth quarter of 1993.

     Operating expenses declined in both the third quarter and first nine months compared to the same periods in 1993 due in part to staff reductions. Operating expenses in the fourth quarter are expected to include certain nonrecurring charges related to a change in management that occurred in October.

     Interest expense in both 1994 and 1993 was affected by capitalized interest related to the expansion of the New River foundry. Capitalized amounts totaled approximately $670,000 in the first nine months of both years. Interest expense increased over prior year amounts in both the third quarter and first nine months of 1994 after considering the effects of capitalized interest. The increases were due to higher borrowing levels and higher interest rates.

     The Company's effective income tax rate varied for the reasons set forth in Note 5 to the interim condensed consolidated financial statements.

   PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In August 1991 Lynchburg Foundry Company
         ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the
         "Complaint") by the United States Environmental
         Protection Agency (the "EPA"). The Complaint alleged certain violations by Lynchburg of the Resource Conservation and Recovery Act, the most significant of which related to the treatment of certain hazardous waste at two of Lynchburg's foundries. In November 1994 Lynchburg intends to sign a consent agreement calling for a penalty of $330,000, an amount significantly less than the penalty first proposed by the EPA.

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

         None

Item 5.  OTHER INFORMATION

         None

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a) The following Exhibits are filed as a part of this report:

                   Exhibit
                   Number                    Description
                   ------      ------------------------------------------
                    10.1       Fourth Amendment to Credit Agreement among
                                Intermet Corporation, Trust Company Bank
                                and various other lenders.

                    11.1       Computation of Earnings per Common Share

                    27.1       Financial Data Schedule

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

                                     INTERMET CORPORATION
                                     --------------------


                                     By:/s/ Peter C. Bouxsein
                                        ----------------------
                                        Peter C. Bouxsein
                                        Controller
                                        (Principal Accounting Officer)



          DATE: November 14, 1994
                -----------------

                                   EXHIBIT INDEX
                                   -------------



          Exhibit
          Number                           Description
          -------               ------------------------------------

            10.1                Fourth Amendment to Credit Agreement
                                 among Intermet Corporation, Trust
                                 Company Bank and various other
                                 lenders

            11.1                Computation of Earnings per Common
                                Shares

            27.1                Financial Data Schedule