Form 10-K
period 1994-12-31
INTERMET CORP
filed 1995-03-21
CIK 745287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the fiscal year ended December 31, 1994.

          Commission File No. 0-13787

     / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                              Intermet Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Georgia
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   58-1563873
         --------------------------------------------------------------
                                (I.R.S. Employer Identification No.)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ___.

   Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 16, 1995 was $133,155,939 based on the closing sale price of the Common Stock as quoted on The Nasdaq Stock Market, $7.00. See
Item 12.

   At March 16, 1995 there were 24,662,225 shares of Common Stock, $0.10 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

General
- -------

   The Registrant is a leading independent manufacturer of precision ductile and gray iron castings, with production facilities in North America and Germany.
The Registrant's castings are used primarily in passenger cars and light trucks, as well as in heavy trucks. The castings also have railroad, municipal and construction applications. The Registrant specializes in safety-related parts critical to vehicle control that meet its customers' exacting metallurgical, dimensional and quality control standards. Products manufactured for the automotive, light truck and heavy truck industries include brake parts, steering components, differential cases, camshafts and crankshafts. The Registrant provides castings used by over 20 automobile manufacturers throughout the world, including Ford, Chrysler, General Motors, Volkswagen, BMW and Mercedes-Benz.

   As used herein, the term "Registrant" refers collectively to Intermet Corporation and its subsidiaries, and their respective predecessors, except where otherwise indicated by context.

Recent Developments
- -------------------

   On October 27, 1994, George W. Mathews, Jr. retired as Chairman, Chief Executive Officer and President of the Registrant. Curtis W. Tarr retired as Vice Chairman of the Registrant and President of Intermet International, Inc. as of December 31, 1994. Both Mr. Mathews and Mr. Tarr remain directors of the Registrant. Mr. Mathews was succeeded by John Doddridge as Chairman and Chief Executive. See Item 11, "EXECUTIVE COMPENSATION" for a description of the terms of the retirement arrangements and employment agreement entered into by the Registrant.

   A number of one-time adjustments were recorded in the fourth quarter of 1994 which resulted in the Registrant's posting a net loss for the year. These adjustments included Board-approved retirement pay for Mr. Mathews and Mr. Tarr, accrual of severance benefits related to the planned termination of salaried employees, the write down of certain idle and underutilized equipment, the write off of remaining goodwill related to a subsidiary, PBM Industries, Inc., and the write off of the Registrant's investment in a joint venture with Comalco Aluminum, Ltd. ("Comalco"), from which the Registrant plans to withdraw. These adjustments reduced the Registrant's operating profit by $16.3 million in 1994.

Products, Markets and Sales
- ---------------------------

   The Registrant specializes in safety-related parts critical to vehicle control, including brake parts and steering system components, as well as differential cases, camshafts and crankshafts. Products for other industries include brackets, valves and railroad adaptors.

   The Registrant has had a longstanding quality assurance program and is committed to maintaining its reputation for high quality products and timely delivery. Most of the Registrant's facilities hold Ford's Q-1 quality award and/or Chrysler's PENTASTAR award.

   The Registrant markets its products exclusively through its own sales and customer service staff, except in Europe where it also uses independent sales representatives. The Registrant currently maintains sales offices in Michigan and Germany. The Registrant produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

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

   During 1992, 1993 and 1994, direct sales to Ford accounted for 20%, 23% and 23%, respectively, direct sales to Chrysler accounted for 22%, 23% and 23%, respectively, and direct sales to General Motors Corporation accounted for 10%, 12% and 14%, respectively, of the Registrant's consolidated net sales. The loss of any of these customers or a substantial reduction in their purchases from the Registrant would have a material adverse effect on the Registrant. The Registrant's six largest customers accounted for approximately 73%, 78% and 79% of the Registrant's consolidated net sales during 1992, 1993 and 1994, respectively.

   The following table sets forth information regarding sales by the Registrant to customers in these markets during 1992, 1993 and 1994.

                                                                    1992               1993                  1994
                                                              --------------      --------------        --------------
                                                               Sales      %        Sales      %          Sales      %
                                                               -----     ---       -----     ---         -----     ---

                                                                                  (Dollars in thousands)
North American passenger cars and light trucks.......         $272,200    68      $327,900    74        $380,100    76
North American industrial............................           41,900    10        45,000    10          46,100     9
European passenger cars and light
 trucks..............................................           87,900    22        71,300    16          75,100    15
                                                              --------            --------              --------
Total Sales..........................................         $402,000            $444,200              $501,300
                                                              ========            ========              ========

   In 1994 reported sales included 419,000 tons of casting shipments, compared to 381,000 tons in 1993. The Registrant's foundries operated at 84% of average annual capacity during 1994, compared to 82% during 1993. The Registrant's foundries in production during 1994 operated at an average annual capacity of 99% during 1994, while the Registrant's foundries in production during 1993 operated at an average annual capacity of 84% during 1993.

Manufacturing, Machining and Design
- -----------------------------------

   The Registrant produces both ductile and gray iron castings. Gray iron, the oldest and most widely used cast iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron, which is produced by removing sulphur from the molten iron and adding magnesium and other alloys, has greater strength and elasticity than gray iron, and its use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. For the years ended December 31, 1992, 1993 and 1994, sales of ductile iron castings represented 85%, 87% and 89%, respectively, of the Registrant's total sales of castings, the balance being gray iron. The Registrant's castings range in size from small pieces weighing less than one pound to castings weighing up to 100 pounds.

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

Research and Development
- ------------------------

   The Registrant conducts process and product development programs, principally at its separate research and development foundry located adjacent to the Archer Creek facility in Lynchburg, Virginia, and to a lesser extent at the laboratories in its other facilities. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with complete metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes is focused on ways to lower costs and improve quality. Product development work includes projects to enhance existing iron castings, such as austempering, which enhances the strength and elasticity of iron, as well as projects to develop new products, such as the conversion of forgings to castings. Amounts expensed for research and development totalled $1.4 million, $1.6 million and $1.5 million in 1992, 1993 and 1994, respectively.

Competition
- -----------

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

Raw Materials
- -------------

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

Cyclicality and Seasonality
- ---------------------------

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

Backlog
- -------

   Most of the Registrant's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. The lead time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Customers typically issue firm releases and shipping schedules on a monthly basis. The Registrant's backlog at any given time therefore consists only of the orders which have been released for shipment. Since the Registrant produces upon specific customer request, it had no backlog of orders at December 31, 1994.

Employees
- ---------

   At February 5, 1995 the Registrant employed 4,415 persons, including 3,900 in the United States. Of the persons employed in the United States, 3,120 were hourly manufacturing personnel, and the remainder were clerical, sales and management personnel. The Registrant employed 515 persons in Germany, 432 of whom were hourly manufacturing personnel. Most of the manufacturing personnel are represented by unions under collective bargaining agreements expiring at various times through 1998. Two domestic bargaining agreements covering approximately 520 hourly workers expire in 1995. One agreement, covering 85 employees, was replaced in February 1995, and the Registrant expects to replace the second agreement during 1995.

   The Registrant from time to time adjusts the size of its work force to meet fluctuations in production demands at various facilities and for other reasons. For example, the Registrant expects to significantly reduce its salaried work force during 1995. During the past ten years the Registrant has not experienced any strike or work stoppage, other than a five-week strike by the 69 covered employees at the Hibbing, Minnesota plant during 1992. The Registrant believes that its relationship with its employees is satisfactory.

Environmental Matters
- ---------------------

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

   In 1992 the Registrant's Board of Directors established an Environmental Compliance Committee to oversee the Registrant's environmental program. The Registrant has completed internal environmental reviews of all of its facilities and intends to remedy all non-complying situations. In addition, the Registrant has environmental compliance personnel on-site at most facilities, and the Registrant has expanded its training programs to emphasize environmental matters.

   The Registrant is currently in the process of attempting to resolve certain environmental matters with various governmental agencies and third parties. In addition to the administrative complaint filed by the EPA and the issue raised by the Ohio Attorney General's Office described in "Item 3 -- Legal Proceedings", these matters include the closure of five former hazardous waste treatment units at the Archer Creek and Radford Shell facilities, the remediation of soil and groundwater contamination at the Lower Basin foundry, and certain other soil remediation and clean-up projects. In addition, the Registrant is currently assessing the extent of soil and groundwater contamination at its Chesterfield, Michigan facility, a site which has been designated a facility in need of remediation under Michigan Act 307. The sellers of the Chesterfield, Michigan facility have agreed to indemnify the Registrant for the costs related to the environmental problems at such site, up to certain limits, which the Registrant does not currently expect to exceed, although the costs of remediating the property cannot be determined until further assessments of the site are completed and a remediation plan is approved by the State of Michigan.

   The Registrant believes that expenses to be incurred in resolving the foregoing matters will not materially exceed reserves established for such purposes or cause the Registrant to exceed its level of anticipated capital expenditures. However, it is not possible to accurately predict such costs.

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

   Although the Registrant's practices have, in certain instances, resulted in non-compliance with environmental laws and regulations and in non-material fines related thereto, the Registrant currently does not anticipate any environmentally related costs that would have a material adverse effect on its operations. However, it cannot be assured that the Registrant's activities will not give rise to actions by governmental agencies or private parties, which could cause the Registrant to incur fines, penalties, operational shutdowns, damages, cleanup costs or other similar expenses. Also, the Registrant's foundries' capacity levels or increases thereof are dependent upon the Registrant's ability to maintain, or obtain increases in, such levels in its permits for air emissions. It cannot be assured that the Registrant will be able to maintain its current permits, or obtain appropriate increases in capacity levels under such permits, so as to maintain its current level of operations or increase capacity as it may desire in the future.

Foreign Operations
- ------------------

   Information as to revenues, operating profits and identifiable assets for its foreign operations for 1994, 1993 and 1992 is contained in Note 11 of the consolidated financial statements included in the Registrant's 1994 Annual Report to Shareholders included as Exhibit 13 to this Report and is incorporated herein by reference.

Executive Officers of the Registrant
- ------------------------------------

   Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Shareholders, and hold office until the next Annual Meeting unless they sooner resign or are removed from office by the Board of Directors.

   The executive officers of the Registrant as of February 15, 1995 and their ages and principal positions with the Registrant as of that date are as follows:

      Name (Age)           Principal Position(s)
      ----------           ---------------------

   John Doddridge (54)     Chairman of the Board and Chief
                           Executive Officer

   C. Douglas Brown (48)   Vice President - Sales and Marketing

   John C. Engeswick (61)  Vice President - Technical Services

   John D. Ernst (51)      Vice President - Finance, Chief Financial
                           Officer and Treasurer

   Daryl R. Marsh (56)     Vice President - Machining Services

   C. James Peterson (47)  Vice President - Foundry Operations

   James W. Rydel (50)     Vice President - Administration and
                           Secretary

   Peter C. Bouxsein (41)  Controller


   Mr. Doddridge became Chairman of the Board and Chief Executive Officer in October 1994. Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

   Mr. Brown became Vice President - Sales and Marketing in February 1995.
Prior to that time he served as Vice President -Sales and Marketing of Intermet Foundries, Inc. ("IFI"), commencing in February 1993. From February 1991 to February 1993 he was General Sales Manager of IFI. Prior to that time he served as a Regional Sales Manager for IFI.

   Mr. Engeswick became Vice President - Technical Services in February 1995. Prior to that time he served as Vice President -Quality Assurance for IFI.

   Mr. Ernst became Treasurer in 1984 and served as Secretary of the Registrant from 1986 to February 1995. He was named Vice President - Finance and Chief Financial Officer in 1991.

   Mr. Marsh became Vice President - Machining Services of the Registrant in February 1995. From 1993 to 1995, he served as Vice President - Machining.
From 1969 through 1993, Mr. Marsh was employed by Simpson Industries, Inc., most recently as Group Vice President, Transmission and Chassis Group.

   Mr. Peterson became Vice President - Foundry Operations in February 1995. He served as Director of Manufacturing of IFI from 1993 to 1995. Prior to that time he served as General Manager of Columbus Foundries, Inc.

   Mr. Rydel has served as Vice President - Administration and Secretary since February 1995. He served as Vice President - Human Resources of the Registrant from 1991 until February 1995. He served as Director of Compensation and Benefits of the Registrant from 1986 until 1990, when he became Director of Human Resources of the Registrant.

   Mr. Bouxsein became Controller of the Registrant in 1991. From 1987 until 1991 he was Corporate Director - Financial Reporting of the Registrant.

ITEM 2.   PROPERTIES

   The Registrant currently owns or operates or has an ownership interest in 9 ductile and gray iron foundries, one aluminum test foundry and one research foundry. Most castings can be produced at more than one of the Registrant's foundries.

   The following provides information about the location and capacity of the iron foundries, all of which are wholly-owned by the Registrant:

                                                         Approximate
Name                     Location                   Annual Capacity (Tons)
- ----                     --------                   ----------------------
Archer Creek             Campbell County, Virginia          85,000
Ironton Iron             Ironton, Ohio                      80,000
Columbus Foundries       Columbus, Georgia                  72,000
Radford Shell            Radford, Virginia                  55,000
Columbus Neunkirchen     Neunkirchen, Germany               60,000
New River                Radford, Virginia                  70,000
Lower Basin              Lynchburg, Virginia                67,000
Northern Castings        Hibbing, Minnesota                 14,000
Pennsylvania Castings    Landisville, Pennsylvania          10,000
                                                           -------
  Total                                                    513,000
                                                           =======

The capacity figures above are based on operating two shifts per day for a five day work week. Many facilities can operate a full or partial third shift, and all facilities can operate on a six or seven day work week as needed.

   The Registrant continually reviews the operation of its foundries and may from time to time close one or more foundries on a permanent or temporary basis due to its production needs and general business and economic conditions. The Pennsylvania foundry has been idled since 1991. The Lower Basin foundry stopped pouring iron in 1993 and was closed completely in 1994.

   The aluminum test foundry is located in Lewisport, Kentucky and is jointly owned by the Registrant and Comalco. In 1994, the Registrant notified Comalco that it intends to withdraw from this joint venture. The research foundry is located in Virginia and is wholly-owned by the Registrant.

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

   In addition, the Registrant owns or leases certain executive, sales, and other management offices, located in Georgia, Michigan and Virginia. The Registrant believes that all of its facilities are well maintained.

   The only property of the Registrant which secures long-term indebtedness is the German foundry, which secures indebtedness with an aggregate outstanding principal balance at December 31, 1994 of $4,316,000. See Note 6 to the consolidated financial statements of the Registrant included in the Registrant's 1994 Annual Report to Shareholders included as Exhibit 13 to this Report for additional information on secured debt.

ITEM 3.  LEGAL PROCEEDINGS

   Except as set forth below, the Registrant is not aware of any material pending or threatened legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

   On August 5, 1991 Lynchburg Foundry Company ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") dated July 31, 1991 by the United States Environmental Protection Agency (the "EPA"). The Complaint alleges certain violations by Lynchburg of the Resource Conservation and Recovery Act ("RCRA"), the most significant of which relates to the treatment of certain hazardous waste at two of Lynchburg's foundry sites. The EPA initially proposed a civil penalty of $1,514,000, which Lynchburg
appealed.   In November 1994 Lynchburg signed a consent order agreeing to pay a penalty of $330,000.  The Registrant expects to pay the penalty in 1995.

   The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio foundry of Ohio water pollution laws and regulations. The Attorney General's Office has advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order. The Registrant has responded to the Attorney General's office and expects to enter into a consent order providing for monetary penalties. Management does not expect this matter to have a material adverse effect on the Registrant's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information and Dividends
- --------------------------------

   The information contained in Note 12 to the consolidated financial statements of the Registrant included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

   The Registrant's Common Stock, $0.10 par value, is traded in the over-the-counter market under the Nasdaq symbol "INMT." As of March 7, 1995, there were approximately 880 holders of record of the Registrant's Common Stock.

   The Board of Directors of the Registrant suspended payment of the regular quarterly dividend in October 1993 pending improvement in the Registrant's operating performance. Even if payment of dividends resumes, the payment is subject to the discretion of the Board of Directors and will depend upon the results of operations and financial condition of the Registrant and other factors the Board of Directors deems relevant. The Registrant is also subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1994, all of the Registrant's retained earnings were restricted and unavailable for the payment of dividends under those agreements.

ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data included in the Registrant's 1994 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATION

   The information included under the heading "Discussion of Financial Information" in the Registrant's 1994 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and related notes of the Registrant and the report of the independent auditors thereon included in the Registrant's 1994 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, are hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

   Within the 24-month period prior to the date of the Registrant's financial statements for the fiscal year ended December 31, 1994, the Registrant did not change auditors and had no disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information contained under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 27, 1995, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

   The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 27, 1995, filed with the Commission, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

   The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 27, 1995, filed with the Commission, is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained under the headings "CERTAIN TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 27, 1995, filed with the Commission, is hereby incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K

(a)  1.  Financial Statements

   The following consolidated financial statements and notes thereto of the Registrant and its subsidiaries contained in the Registrant's 1994 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

   Consolidated Balance Sheets at December 31, 1994 and 1993

   Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements

   Report of Independent Auditors

   2.  Financial Statement Schedules

   The following consolidated financial statement schedule for the Registrant is filed as Item 14(d) hereof, beginning on page F-1.

   Consent of Independent Auditors

   Schedule II - Valuation and Qualifying Accounts

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

4.19 Waiver and Third Amendment to Credit Agreement dated August 31, 1992, by and among the Registrant, Trust Company Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia Bank of Georgia, N.A., The First National Bank of Boston, First Union National Bank of Georgia, Nationsbank of Georgia, N.A., National City Bank, Kentucky, formerly known as The First National Bank of Louisville and Trust Company Bank, as agent, dated November 15, 1993, relating to a $75,000,000 and DM 8,000,000 Revolving Credit (included as Exhibit 4.19 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.20 Fourth Amendment to Credit Agreement dated August 31, 1992 by and among the Registrant, Trust Company Bank, Landesbank Saar Girozentrale, NBD Bank, N.A., Wachovia Bank of Georgia, N.A., The First National Bank of Boston, First Union National Bank of Georgia, Nationsbank of Georgia, N.A., National City Bank, Kentucky, formerly known as The First National Bank of Louisville and Trust Company Bank, as agent, dated August 10, 1994, relating to a $75,000,000 and DM 8,000,000 Revolving Credit (included as
               Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended October 2, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.21 Note Agreement ("Prudential Note Agreement"), dated December 11, 1992, by and between the Registrant and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and Related Promissory Notes (included as Exhibit 4.19 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.22 First Amendment to Prudential Note Agreement, dated March 24, 1993, executed by the Prudential Insurance Company of America and the Registrant (included as Exhibit 4.20 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.23 Second Amendment to Prudential Note Agreement, dated November 16, 1993, executed by the Prudential Insurance Company of America and the Registrant (including form of promissory note entered into in connection therewith) (included as Exhibit 4.22 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Registrant's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference) (included as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2 Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.3           Intermet Corporation Directors Stock Option Plan (included as
               Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.4 Stock Purchase Agreement, dated March 30, 1992, by and between the Registrant, PBM Industries, Inc., Batten Design and Engineering Services, Inc., Wind Point Partners II, L.P., The Prudential Insurance Company of America, Pruco Life Insurance Company, PruSupply Capital Assets, Inc., Ingersoll Engineers, Inc. and certain individuals (included as Exhibit 2.1 to the Registrant's Form 8-K dated March 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference.)

10.5 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point Partners II, L.P., as Shareholders' Representative, in the principal amount of $438,754.58 (included as Exhibit 10.7 to the Registrant's
               Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.6 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life Insurance Company, in the principal amount of $12,673.31 (included as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference)

10.7 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of PruSupply Capital Assets, Inc., in the principal amount of $114,059.79 (included as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

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

10.11 Guaranty Agreement, dated March 30, 1992, from Intermet in favor of the shareholders named in the PBM Stock Purchase Agreement (included as Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.12(a)       Intermet Corporation 1993 Management Bonus Plan (included as
               Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.12(b)       Intermet Corporation 1994 Management Bonus Plan**

10.13(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.13(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.14 1993 Special Voluntary Severance Plan for Salaried Employees of Intermet Foundries, Inc. and its subsidiaries (included as Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.15 Intermet Salary Continuation Plan (included as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.16 Employment Agreement, dated as of December 1, 1994, by and between the Registrant and John Doddridge.**

10.17 Letter, dated as of December 19, 1994, related to George Mathews' retirement. **

10.18 Employment Agreement, dated July 15, 1993, by and between the Registrant and Daryl R. Marsh.

11             Computation of Earnings per Common Share.

13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

21 Subsidiaries of the Registrant (included as Exhibit 21 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference) .

23             Consent of Independent Auditors (included herein on Page F-1).

27             Financial Data Schedule.

99             Notice of Annual Meeting and Proxy Statement of the Registrant.

___________________

* This instrument defines the rights of holders of long-term debt of the Registrant not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. This instrument is not being filed, but the Registrant will furnish a copy of this instrument to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (b) No current reports on Form 8-K were filed during the fourth quarter of the Registrant's 1994 fiscal year.

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

     (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

     INDEX TO FINANCIAL STATEMENT SCHEDULES


Item                                                                 Page
- ----                                                                 ----

Opinion and Consent of Independent Auditors.......................... F-1

Schedule II - Valuation and Qualifying Accounts...................... F-2

                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intermet Corporation of our report dated February 8, 1995, included in the 1994 Annual Report to Shareholders of Intermet Corporation.

Our audits also included the financial statement schedule of Intermet Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-57665, 33-58354 and 33-58352) pertaining to 50,000 shares of
Intermet Corporation common stock, the Intermet Corporation Directors Stock Option Plan and the Intermet Corporation Key Individual Stock Option Plan, respectively, of our report dated February 8, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in the Annual Report (Form 10-K) of Intermet Corporation.


                                       /s/ Ernst & Young LLP


Atlanta, Georgia
March 21, 1995

                              Intermet Corporation
                                 (Consolidated)

                                  Schedule II

                       Valuation and Qualifying Accounts

                                    BALANCE AT                                     BALANCE
                                    BEGINNING    CHARGED TO                       AT END OF
DESCRIPTION                         OF PERIOD       EXPENSE          OTHER         PERIOD

                                       (IN THOUSANDS OF DOLLARS)
YEAR ENDED DECEMBER 31, 1994
Returns and allowance
   reserve(a)                         $ 1,688      $  615       $     49 (c)       $ 2,352
Supplies inventory reserve              3,694         435            232 (c)         4,361
Deferred tax asset valuation
   allowance                           30,520       3,683         (7,871)(e)        26,332

YEAR ENDED DECEMBER 31, 1993
Returns and allowance
   reserve (a)                        $ 1,454     $   256 (b)   $    (22)(c)      $ 1,688
Supplies inventory reserve              3,280         546           (132)(c)        3,694
Deferred tax asset valuation
   allowance                           20,846       6,609          3,065 (e)       30,520

YEAR ENDED DECEMBER 31, 1992
Returns and allowance
   reserve (a)                        $   827      $  633 (b)   $     (6)(c)      $ 1,454
Supplies inventory reserve              2,917         458            (95)(c)        3,280
Deferred tax asset valuation
   allowance                                -           -         20,846 (d)       20,846

(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b)  Net effect of amounts charged to expense less actual returns.

(c)  Effect of foreign currency translation.

(d) Includes $17,915 established when SFAS 109 was adopted effective January 1, 1992 and 1992 change of $2,931, primarily related to acquired operating loss carryforwards.

(e) Increase (decrease) in certain deferred tax assets, including effect of U.S. rate change in 1993.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERMET CORPORATION
                          --------------------
                             (Registrant)


                          By: /s/ John Doddridge
                              --------------------------
                               John Doddridge
                               Chairman of the Board of
                               Directors and Chief Executive
                               Officer

                         Date:  March 17, 1995


                       POWER OF ATTORNEY AND SIGNATURES

   Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and James W. Rydel, or either of them, as attorney-in-fact, either with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 17, 1995 by the following persons on behalf of the Registrant in the capacities indicated.

Signature                                Capacity
- ---------                                --------

/s/ John Doddridge                       Chairman of the Board of
- ----------------------------             Directors and Chief
John Doddridge                           Executive Officer
                                         (Principal Executive
                                          Officer)

/s/ Vernon R. Alden                      Director
- ----------------------------
Vernon R. Alden

/s/ J. Frank Broyles                     Director
- ----------------------------
J. Frank Broyles

/s/ John P. Crecine                      Director
- ----------------------------
John P. Crecine

 /s/ Anton Dorfmueller, Jr.              Director
- ----------------------------
Anton Dorfmueller, Jr.


/s/ John B. Ellis                        Director
- ----------------------------
John B. Ellis

                                         Director
- ----------------------------
Wilfred E. Gross, Jr.

                                         Director
- ----------------------------
A. Wayne Hardy

                                         Director
- ----------------------------
George W. Mathews, Jr.

/s/ Harold C. McKenzie, Jr.              Director
- ----------------------------
Harold C. McKenzie, Jr.

/s/ J. Mason Reynolds                    Director
- ----------------------------
J. Mason Reynolds

/s/ Curtis W. Tarr                       Director
- ----------------------------
Curtis W. Tarr

/s/ John D. Ernst                        Vice President - Finance,
- -----------------------------            Chief Financial Officer
John D. Ernst                            and Treasurer
                                         (Principal Financial
                                          Officer)

/s/ Peter C. Bouxsein                    Controller (Principal
- -----------------------------            Accounting Officer)
Peter C. Bouxsein

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                              Description of Exhibit
- ------                              ----------------------

3.2 and 4.2      By-Laws of the Registrant, as amended

10.12(b)         Intermet Corporation 1994 Management Bonus Plan

10.16 Employment Agreement, dated as of December 1, 1994 by and between the Registrant and John Doddridge.

10.17 Letter, dated as of December 19, 1994, related to George Mathews' retirement.

10.18 Employment Agreement, dated July 15, 1993, by and between the Registrant and Daryl R. Marsh.

11               Computation of Earnings per Common Share.


13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

23               Consent of Independent Auditors (included herein on Page F-1).

27               Financial Data Schedule.

99               Notice of Annual Meeting and Proxy Statement of the Registrant.