Form 10-Q
period 1995-04-02
INTERMET CORP
filed 1995-05-10
CIK 745287

                         FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 2, 1995

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________


              Commission File Number 0-13787


                   INTERMET CORPORATION
  ------------------------------------------------------
  (Exact name of registrant as specified in its charter)


           Georgia                        58-1563873
- ----------------------------          ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares outstanding of each of the issuer's classes of common stock at May 9, 1995: 24,671,225 shares of Common Stock, $0.10 par value per share.

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   INTERMET CORPORATION
      INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands of dollars)

                                      Dec 31       April 2
                                       1994          1995
                                      ------       -------
ASSETS

Current assets:
  Cash and cash equivalents         $ 13,718       $ 12,704
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $687
      in 1994 and 1995                65,851         79,733
    Other                              7,176          5,264
                                    --------        -------

                                      73,027         84,997

  Inventories                         32,626         31,968
  Other current assets                 3,246          4,214
                                    --------        -------

          Total current assets       122,617        133,883

Property, plant and equipment,
  at cost                            349,097        360,409

Less:
  Foreign industrial development
    grants, net of amortization        5,280          5,829
  Accumulated depreciation and
    amortization                     177,934        190,105
                                     -------        -------
          Net property, plant
            and equipment            165,883        164,475

Other noncurrent assets               17,764         17,091
                                     -------        -------

                                    $306,264       $315,449
                                    ========       ========

                  See accompanying notes.

                      INTERMET CORPORATION
       INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars)

                                               Dec 31    April 2
                                                1994       1995
                                               ------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                           $ 39,034   $ 34,056
  Income taxes                                  3,257      8,830
  Accrued liabilities                          31,553     39,281
  Notes payable                                 7,670      6,035
  Long-term debt due within one year           12,017     13,145
                                             --------   --------
    Total current liabilities                  93,531    101,347

Noncurrent liabilities:
  Long-term debt due after one year            87,698     79,585
  Retirement benefits                          43,906     44,249
  Other noncurrent liabilities                 10,321     10,811
                                              -------    -------

    Total noncurrent liabilities              141,925    134,645

Minority interests                              2,837      2,837

Shareholders' equity:
  Common stock                                  2,464      2,466
  Capital in excess of par value               52,150     52,245
  Retained earnings                            11,730     18,250
  Accumulated translation adjustments           2,959      4,976
  Minimum pension liability adjustment         (1,164)    (1,164)
  Unearned restricted stock                    (  168)    (  153)
                                               ------    -------
   Total shareholders' equity                  67,971     76,620
                                             --------   --------

                                             $306,264   $315,449
                                             ========   ========


                     See accompanying notes.

                             INTERMET CORPORATION
              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                       Three months ended
                                       ------------------
                                       April 3    April 2
                                         1994       1995
                                       -------    ------

Net sales                             $118,889   $153,278
Cost of sales                          105,302    131,628
                                      --------   --------

Gross profit                            13,587     21,650

Operating expenses:
  Selling                                1,416      1,316
  General and administrative             7,069      6,427
                                      --------    -------

                                         8,485      7,743
                                      --------    -------

Operating profit                         5,102     13,907

Other income and expenses:
  Interest income                           67         30
  Interest expense                      (1,397)    (2,155)
  Other, net                                92     (   61)
                                       -------    -------

                                        (1,238)    (2,186)
                                       -------    -------

Income before income taxes               3,864     11,721

Provision for income taxes               2,154      5,201
                                       -------    -------

Net income                             $ 1,710    $ 6,520
                                       =======    =======

Earnings per share                       $0.07      $0.26
                                       =======    =======


                               See accompanying notes.

                        INTERMET CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
                             CASH FLOWS
                     (In thousands of dollars)
                                              Three months ended
                                              ------------------
                                               April 3   April 2
                                                 1994      1995
                                              --------   --------

Operating activities:
  Net income                                  $  1,710  $  6,520
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization           6,623     8,081
         Other                                      75   (   693)
         Changes in assets and liabilities:
           Accounts receivable                 ( 6,344)  ( 9,651)
           Inventories                           3,876     1,271
           Accounts payable and accrued
             liabilities                       (   331)    6,654
           Other assets and liabilities          2,492   (   805)
                                               -------   -------

 Net cash provided by operating activities       8,101    11,377
                                               -------   -------
Investing activities:
  Additions to property, plant and equipment   ( 7,232)  ( 3,691)
  Other                                        (   294)      888
                                               -------   -------

 Net cash used in investing actitivities       ( 7,526)  ( 2,803)
                                               -------   -------

Financing activities:
  Reduction in borrowings                      ( 8,569)  ( 9,516)
  Other                                             48        97
                                               -------   -------

 Net cash used in financing activities         ( 8,521)  ( 9,419)

 Effect of exchange rate changes on cash
  and cash equivalents                         (    24)  (   169)
                                               -------   -------

Net decrease in cash and cash equivalents      ( 7,970)  ( 1,014)

Cash and cash equivalents at beginning of
  period                                        11,240    13,718
                                               -------   -------

Cash and cash equivalents at end of period    $  3,270   $12,704
                                              ========   =======


                               See accompanying notes.

                        INTERMET CORPORATION
                     NOTES TO INTERIM CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated balance sheet at December 31, 1994 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at April 2, 1995 and for the periods ended April 3, 1994 and April 2, 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the interim period ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

     2. Inventories consist of the following (in thousands of dollars):

                                            Dec 31      April 2
                                             1994         1995
                                            ------      -------

     Finished goods                       $  4,350      $ 5,299
     Work in process                         4,032        3,524
     Raw materials                           6,566        5,401
     Supplies and patterns                  17,678       17,744
                                          --------      -------

                                          $ 32,626      $31,968
                                          ========      =======

     3. Property, plant and equipment consist of the following (in thousands of dollars):

                                            Dec 31      April 2
                                             1994         1995
                                            ------      -------

     Land                                $    3,699     $    3,716
     Buildings and improvements              77,514         79,772
     Machinery and equipment                253,518        260,742
     Construction in progress                14,366         16,179
                                         ----------     ----------

                                         $  349,097     $  360,409
                                         ==========     ==========

     4. Long-term debt consists of the following (in thousands of dollars:

                                            Dec 31      April 2
                                             1994         1995
                                            ------      -------

     Intermet                            $  85,162     $ 80,797
     Subsidiaries                           14,553       11,933
                                         ---------     --------

     Total long-term debt                   99,715       92,730
     Less amounts due within one year       12,017       13,145
                                         ---------     --------

                                         $  87,698     $ 79,585
                                         =========     ========

     5. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes for the following reasons (in thousands of dollars):

                                            Three months ended
                                            ------------------
                                            April 3     April 2
                                              1994        1995
                                            -------     ------

     Provision for income taxes at
       U.S. statutory rate               $   1,352     $  4,102
     Charges with no tax effect                292          167
     Difference between U.S. and
       foreign tax rates                       189          551
     State income taxes net of
       federal benefit                         286          389
     Other                                      35      (     8)
                                         ---------     --------

                                         $   2,154     $  5,201
                                         =========     ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Material Changes in Financial Condition
- ---------------------------------------

     The Company's financial position improved during the first quarter.
Due in large part to higher earnings and a reduced level of capital expenditures, funded debt was reduced by $9.6 million and the debt-to-capital ratio dropped to 56% from 61% at the end of 1994. Management expects further reductions in funded debt as the year progresses.

     In the first quarter of 1995 the Company charged a total of $1.3 million against reserves established in 1993 and 1994 for restructuring, severance and retirement pay. This activity was funded by cash from operations, and will continue throughout the year.

Material Changes in Results of Operations
- -----------------------------------------

     Sales in the first quarter rose more than $34 million (29%) over the first quarter of 1994. Sales were higher both in the U.S. and Europe as the Company's principal market, automobiles and light trucks, remained strong. Almost $14 million of the domestic sales growth was a result of a new production line added at the Company's New River foundry in Virginia. This line was not operating in the first half of last year. Sales in the second quarter of 1995 are expected to be well above prior year amounts as well, for the same reasons noted above.
However, the sales growth rate is expected to be much lower in the last half of 1995 as most plants are now operating at full capacity on all production lines. In addition, the U.S. automotive market is showing signs it may be softening.

     Gross profit was up significantly compared to the prior year. Margins were also better, improving to 14.1% of sales from 11.4% in the first quarter of 1994. Almost all plants experienced better margins than last year.

     Operating expenses dropped to $7.7 million in the first quarter from $8.5 million in 1994, due largely to a reduced salaried workforce.

     The decrease in operating expenses combined with higher gross margins resulted in operating profit more than doubling, both in dollars and as a percent of sales, compared to last year. If sales remain near current levels, management expects operating profit to remain well above prior year levels for the balance of the year.

     Interest expense in the first quarter increased $758,000 from the same period last year. Over $400,000 of this increase was the result of interest capitalized in 1994 related to the expansion of the New River foundry. The balance was due primarily to higher domestic borrowing rates.

     The Company's effective income tax rate varied for the reasons set forth in Note 5 to the interim condensed consolidated financial statements.

   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         In August 1991 Lynchburg Foundry Company
         ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") by the United States Environmental Protection Agency (the "EPA"). The Complaint alleged certain violations by Lynchburg of the Resource Conservation and Recovery Act, the most significant of which related to the treatment of certain hazardous waste at two of Lynchburg's foundries. In November 1994 Lynchburg signed a consent order agreeing to pay a penalty of $330,000. The Registrant expects to pay the penalty in 1995, but has not yet been required to do so.

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's
         Ironton, Ohio foundry of Ohio water pollution laws regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. In April 1995 the Attorney General's office proposed a penalty of approximately $228,000.
         The Registrant intends to try to negotiate a lower settlement.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

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



                           INTERMET CORPORATION
                           --------------------


                           By:/s/ Peter C. Bouxsein
                              ---------------------
                              Peter C. Bouxsein
                              Controller
                              (Principal Accounting Officer)



DATE: May 10, 1995

                         EXHIBIT INDEX



Exhibit
Number                 Description
- -------     ----------------------------------

  11        Computation of Earnings per Common
            Shares

  27        Financial Data Schedule