Form 10-Q
period 1995-07-02
INTERMET CORP
filed 1995-08-16
CIK 745287

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended July 2, 1995
                               --------------------------
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________


                        Commission File Number 0-13787


                             INTERMET CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Georgia                        58-1563873
          ----------------------------          ---------------------
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Shares outstanding of each of the issuer's classes of common stock at August 15, 1995: 24,701,874 shares of Common Stock, $0.10 par value per share.

                        PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                             INTERMET CORPORATION
                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)

                                                Dec 31        July 2
                                                 1994          1995
                                                ------        ------
ASSETS

Current assets:
  Cash and cash equivalents                    $ 13,718       $  7,366
  Accounts receivable:
    Trade, less allowance for
      doubtful accounts of $687
      in 1994 and $807 in 1995                   65,851         75,446
    Other                                         7,176          7,022
                                               --------       --------

                                                 73,027         82,468

  Inventories                                    32,626         33,203
  Other current assets                            3,246          4,236
                                               --------       --------

                    Total current assets       122,617         127,273



Property, plant and equipment,
  at cost                                      349,097         365,205

Less:
  Foreign industrial development
    grants, net of amortization                  5,280           5,683

  Accumulated depreciation and
    amortization                               177,934         196,640
                                               -------         -------
          Net property, plant
            and equipment                      165,883         162,882


Other noncurrent assets                         17,764          14,955
                                              --------       ---------
                                              $306,264        $305,110
                                              ========        ========

                            See accompanying notes.


                                 INTERMET CORPORATION
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)



                                                         Dec 31     July 2
                                                          1994       1995
                                                         ------     ------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                     $ 39,034   $ 32,850
  Income taxes                                            3,257     14,206
  Accrued liabilities                                    31,553     39,586
  Notes payable                                           7,670        899
  Long-term debt due within one year                     12,017      9,395
                                                       --------   --------

    Total current liabilities                            93,531     96,936

Noncurrent liabilities:
  Long-term debt due after one year                      87,698     62,882
  Retirement benefits                                    43,906     44,597
  Other noncurrent liabilities                           10,321     11,502
                                                        -------    -------

    Total noncurrent liabilities                        141,925    118,981

Minority interests                                        2,837      2,837


Shareholders' equity:
  Common stock                                            2,464      2,469
  Capital in excess of par value                         52,150     52,449
  Retained earnings                                      11,730     27,787
  Accumulated translation adjustments                     2,959      4,954
  Minimum pension liability adjustment                   (1,164)    (1,164)
  Unearned restricted stock                              (  168)    (  139)
                                                        -------     ------

   Total shareholders' equity                            67,971     86,356
                                                        -------     ------

                                                       $306,264   $305,110
                                                       ========   ========



                               See accompanying notes.


                                         INTERMET CORPORATION
                        INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands of dollars, except per share data)
                                          Three months ended     Six months ended
                                          ------------------     -----------------
                                           July 3    July 2      July 3    July 2
                                            1994      1995        1994      1995
                                           ------    ------      ------    ------

Net sales                               $124,582   $149,035     $243,471   $302,313
Cost of sales                            109,408    121,575      214,710    253,203
                                        --------   --------     --------   --------

Gross profit                              15,174     27,460      28,761     49,110

Operating expenses:
  Selling                                  1,474      1,055       2,890      2,371
  General and administrative               6,760      6,925      13,829     13,352
                                         -------   --------    --------    -------

     Total operating expenses              8,234      7,980      16,719     15,723
                                         -------   --------    --------    -------

Operating profit                           6,940     19,480      12,042     33,387

Other income and expenses:
  Interest income                             20         34          87         64
  Interest expense                        (1,567)    (1,845)     (2,964)    (4,000)
  Other, net                                  34     (   49)        126     (  110)
                                         -------    -------      ------    -------

     Total other income and
        expenses                          (1,513)    (1,860)     (2,751)    (4,046)
                                         -------    -------     -------     ------

Income before income taxes
  and minority interest                    5,427     17,620       9,291     29,341

Provision for income taxes                 2,988      8,083       5,142     13,284
                                         -------    -------     -------    -------
Net income                              $  2,439   $  9,537    $  4,149    $ 16,057
                                        ========   ========    ========    ========

Earnings per share                      $   0.10   $   0.39    $   0.17    $   0.65
                                        ========   ========    ========    ========





                               See accompanying notes.

                                  INTERMET CORPORATION
                      INTERIM CONDENSED CONSOLIDATED STATEMENTS OF
                                       CASH FLOWS
                               (In thousands of dollars)

                                                          Six months ended
                                                          ----------------
                                                           July 3   July 2
                                                            1994     1995
                                                           ------   ------

Operating activities:
  Net income                                             $  4,149  $ 16,057
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization                      13,630    17,167
       Deferred income taxes                               2,132   (   147)
       Other                                             (   280)       10
       Changes in assets and liabilities:
         Accounts receivable                             (18,463)  ( 7,252)
         Inventories                                       1,726        96
         Accounts payable and accrued
           liabilities                                   ( 1,083)   10,509
         Other assets and liabilities                      3,292   (   101)
                                                         -------   -------

 Net cash provided by operating activities                 5,103    36,339
Investing activities:
   Additions to property, plant and equipment            (12,949)  ( 8,893)
   Other                                                 (   263)    1,069
                                                         -------   -------

 Net cash used in investing activities                   (13,212)  ( 7,824)
                                                         -------   -------
Financing activities:
   Increase in borrowings                                  3,530         -
   Reduction in borrowings                               ( 2,312)  (35,501)
   Other                                                     108       304
                                                         -------   -------
 Net cash provided by (used in)
   financing activities                                    1,326   (35,197)
                                                         -------   -------
Effect of exchange rate changes on cash
 and cash equivalents                                    (    15)      330
                                                         -------   -------
 Net decrease in cash and cash equivalents               ( 6,798)  ( 6,352)

 Cash and cash equivalents at beginning of
   period                                                 11,240    13,718
                                                         -------   -------

 Cash and cash equivalents at end of period             $  4,442   $ 7,366
                                                        ========   =======

                             See accompanying notes.

                                  INTERMET CORPORATION
                               NOTES TO INTERIM CONDENSED
                            CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated balance sheet at December 31, 1994 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at July 2, 1995 and for the periods ended July 3, 1994 and July 2, 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the interim period ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

     2. Inventories consist of the following (in thousands of dollars):

                                                      Dec  31       July 2
                                                       1994          1995
                                                      ------       ------

     Finished goods                                  $  4,350      $ 6,102
     Work in process                                    4,032        3,770
     Raw materials                                      6,566        4,836
     Supplies and patterns                             17,678       18,495
                                                     --------      -------
                                                     $ 32,626      $33,203
                                                     ========      =======

     3. Property, plant and equipment consist of the following (in thousands of dollars):

                                                      Dec 31       July 2
                                                       1994         1995
                                                      ------       ------

     Land                                          $   3,699    $   3,716
     Buildings and  improvements                      77,514       80,181
     Machinery and equipment                         253,518      265,790
     Construction in progress                         14,366       15,518
                                                   ---------    ---------
                                                   $ 349,097    $ 365,205
                                                   =========    =========

     4. Long-term debt consists of the following (in thousands of dollars):

                                                      Dec 31       July 2
                                                       1994         1995
                                                      ------       ------

     Intermet                                      $  85,162     $ 60,797
     Subsidiaries                                     14,553       11,480
                                                   ---------     --------

     Total long-term debt                             99,715       72,227
     Less amounts due within one year                 12,017        9,395
                                                   ---------     --------

                                                   $  87,698     $ 62,882
                                                   =========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

     The Company's financial position improved significantly during the first half of the year. Due in large part to higher earnings and a reduced level of capital expenditures, funded debt was reduced over $34 million and the debt-to-capital ratio dropped to 46% from 61% at the end of 1994.

     In the first half of 1995 the Company charged a total of $2.5 million against reserves established in 1993 and 1994 for restructuring, severance and retirement pay. Amounts paid consisted primarily of severance and retirement pay and related benefit costs. This activity will continue throughout the balance of the year.

Material Changes in Results of Operations
-----------------------------------------

     Sales in the second quarter rose more than $24 million (20%) from the second quarter of 1994. This brought the year-to-date increase over the previous year to almost $59 million (24%). Sales were higher both in the U.S. and Europe as the Company's principal market, automobiles and light trucks, remained relatively strong. Over $10 million of the second quarter sales growth and more than $24 million of the year-to-date growth resulted from the new production line added at the Company's New River foundry in Virginia. This line was not operating in the first half of last year. In addition, a stronger German mark contributed $4 million to the second quarter rise in sales and over $7 million to the year-to-date figure. The sales growth is expected to be much lower in the last half of 1995. The U.S. automotive market has recently softened, although management expects there will be some rebound in the fall. The year-to-year change from New River will also be smaller in the last half of the year.

     Gross profit was up significantly compared to the prior year for both the second quarter and first six months of 1995.
Margins were also better, improving to 18.4% and 16.2% of sales for the second quarter and first half of 1995, respectively. Prior year figures for comparable periods were 12.2% and 11.8%, respectively. Most plants continued to experience better margins than last year.

     Improved margins combined with higher sales led to operating profit more than doubling, both in dollars and as a percent of sales, for the second quarter and first six months compared to the same periods last year. Although third and fourth quarter sales are expected to be below levels achieved in the first half of 1995, management expects operating profit margins to remain well above prior year levels for the balance of the year.

     Interest expense in the second quarter increased $0.3 million from the same period last year. Most of this increase was the result of interest capitalized in 1994 related to the expansion of the New River foundry. Although debt was reduced significantly in the second quarter, higher domestic borrowing rates offset the effect of this debt reduction on interest expense. Interest expense for the first six months of 1995 was $1 million higher than the prior year. Most of this increase was also the result of interest capitalized in 1994. The balance was due to higher domestic borrowing rates which offset the effect of debt reductions.

     The Company's effective income tax rate was 46% in the second quarter and 45% for the first half of 1995. In 1994 the effective income tax rate was 55% for both the second quarter and first half of the year. A greater portion of consolidated pretax income was earned in the U.S. in 1995. This reduced the effect of foreign tax rates, which are higher than domestic rates, on the overall effective income tax rate. Higher pretax income also mitigated the effect on the overall tax rate of nondeductible charges and differences in state income tax rates among the U.S. subsidiaries.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         In August 1991 Lunchburg Foundry Company
         ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the
         "Complaint") by the United States Environmental
         Protection Agency (the "EPA"). The Complaint alleged certain violations by Lynchburg of the Resource Conversation and Recovery Act, the most significant of which related to the treatment of certain hazardous waste at two of Lunchburg's foundries. In November 1994 Lunchburg signed a consent order agreeing to pay a penalty of $330,000. Payment of this amount has not yet been required.

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio, foundry of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. The Attorney General's most recent proposal includes a penalty of approximately $250,000, but this matter has not been settled.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         --------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

         The Annual Meeting of Shareholders was held on April 27, 1995. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:

                                          Voted For                Withheld
                                          ---------                --------

         John Doddridge                   20,884,278               474,972
         Vernon R. Alden                  20,862,075               497,175
         J. Frank Broyles                 20,849,938               509,132
         J. Patrick Crecine               20,862,375               496,875
         Anton Dorfmueller, Jr.           20,862,375               496,875
         John B. Ellis                    20,862,375               496,875
         Wilfred E. Gross, Jr.            20,861,027               498,223
         A. Wayne Hardy                   20,753,436               605,814
         George W. Mathews, Jr.           20,839,457               519,793
         Harold C. McKenzie, Jr.          20,887,274               471,976
         J. Mason Reynolds                20,862,511               496,739
         Curtis W. Tarr                   20,848,832               510,418

         In addition, the shareholders approved the Intermet Corporation Executive Stock Option and Incentive Award Plan and the appointment of Ernst & Young LLP as the Company's independent auditors for 1995. Vote totals were as follows:

                                          Executive
                                          Stock Option             Appointment
                                          and Incentive                 of
                                          Award Plan               Auditors
                                          -------------            ------------

         Voting for                       15,109,884               20,877,866
         Voting against                    1,535,461                   29,749
         Abstentions                         738,844                  451,635
         Broker Non-Vote                  3,975,061                      -

         A total of 3,302,975 shares were not voted.

Item 5.  Other Information
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following Exhibits are filed as part of this report:

         Exhibit
         Number                Description
         -------         ---------------------------------------

         11.1            Computation of Earnings per Common Share

         27.1            Financial Data Schedule

        (b)     None

                               SIGNATURE
                               ----------

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INTERMET CORPORATION
                               ---------------------


                         By:  /s/ Peter C. Bouxsein
                            --------------------------------
                            Peter C. Bouxsein
                            Controller
                            (Principal Account Officer)


DATE:  August 15, 1995
      ------------------

                               EXHIBIT INDEX
                               --------------


         Exhibit
         Number                Description
         -------         ---------------------------------------

         11.1            Computation of Earnings per Common Share

         27.1            Financial Data Schedule