Form 10-Q
period 1995-10-01
INTERMET CORP
filed 1995-11-15
CIK 745287

                                FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 1, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                      Commission File Number 0-13787

                           INTERMET CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Georgia                              58-1563873
----------------------------               ----------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or                         Identification No.)
 organization)

          5445 Corporate Drive, Suite 200, Troy, Michigan  48098
         -----------------------------------------------------
         (Address of principal executive offices and zip code)

                             (810) 641-1900
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----    ----
Shares outstanding of each of the issuer's classes of common stock at November 10, 1995: 24,738,374 shares of Common Stock, $0.10 par value share.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 Intermet Corporation

                    Interim Condensed Consolidated Balance Sheets


                                                        December 31,     October 1,
                                                            1994           1995
                                                     -------------------------------
                                                       (In thousands of dollars)
ASSETS
Current assets:
   Cash and cash equivalents                               $  13,718     $   14,647

   Accounts receivable:
      Trade, less allowance for doubtful accounts of
         $687 in 1994 and $901 in 1995                         65,851        64,435
      Other                                                     7,176        10,058
                                                     ------------------------------
                                                               73,027        74,493

   Inventories                                                 32,626        29,076
   Other current assets                                         3,246         3,058
                                                     ------------------------------
Total current assets                                          122,617       121,274


Property, plant and equipment, at cost                       349,097        368,218


Less:
   Foreign industrial development grants, net of
      amortization                                            (5,280)       (5,632)
   Accumulated depreciation and amortization                (177,934)     (202,796)
                                                     ------------------------------

Net property, plant and equipment                            165,883       159,790

Other noncurrent assets                                       17,764        15,093
                                                     ------------------------------
                                                           $ 306,264    $  296,157
                                                     ==============================

See accompanying notes

                                                        December 31,     October 1,
                                                            1994           1995
                                                     -------------------------------
                                                       (In thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  39,034    $   31,928
   Income taxes                                                3,257        15,825
   Accrued liabilities                                        31,553        35,027
   Notes payable                                               7,670         1,565
   Long-term debt due within one year                         12,017         2,646
                                                     -------------------------------
Total current liabilities                                     93,531        86,991

Noncurrent liabilities:
   Long-term debt due after one year                          87,698        61,098
   Retirement benefits                                        43,906        44,936
   Other noncurrent liabilities                               10,321        10,870
                                                     -------------------------------
Total noncurrent liabilities                                 141,925       116,904

Minority interest                                              2,837         2,837

Shareholders' equity:
   Common stock                                                2,464         2,473
   Capital in excess of par value                             52,150        52,648
   Retained earnings                                          11,730        31,164
   Accumulated translation adjustments                         2,959         4,429
   Minimum pension liability adjustment                       (1,164)       (1,164)
   Unearned restricted stock                                    (168)         (125)
                                                     -------------------------------
Total shareholders' equity                                     67,971       89,425
                                                     -------------------------------
                                                             $306,264     $296,157
                                                     ===============================

See accompanying notes.

                                     Intermet Corporation

                     Interim Condensed Consolidated Statements of Income

                                            Three months ended            Nine months ended
                                         ------------------------      -------------------------
                                         October 2,     October 1,     October 2,     October 1,
                                            1994           1995           1994           1995
                                         --------------------------------------------------------
                                           (In thousands of dollars, except per share data)

Net sales                                $120,990         $117,331       $364,461      $419,644

Cost of sales                             110,248          104,604        324,958       357,807
                                         --------------------------     --------------------------
Gross profit                               10,742           12,727         39,503        61,837

Operating expenses:
Selling                                     1,356            1,047          4,246         3,418
General and administrative                  6,598            4,263         20,427        17,615
                                         --------------------------     --------------------------
                                           7,954             5,310         24,673        21,033
                                         --------------------------     --------------------------
Operating profit                           2,788             7,417         14,830        40,804

Other income and expenses:
Interest income                               38               117            125           181
Interest expense                          (1,962)           (1,399)        (4,926)       (5,399)
Other, net                                    26               105            152            (5)
                                         --------------------------     --------------------------
                                          (1,898)           (1,177)        (4,649)       (5,223)

Income before income taxes                   890             6,240         10,181        35,581
Provision for income taxes                   517             2,863          5,659        16,147
                                          -------------------------     --------------------------

Net income                                $  373           $ 3,377         $4,522       $19,434
                                          =========================     ==========================

Earnings per share                        $  .02           $   .14         $  .18       $   .78
                                          ========================      ==========================


See accompanying notes.

                      Intermet Corporation

           Interim Condensed Consolidated Statements of Cash Flows

                                                                      Nine months ended
                                                                 October 2,     October 1,
                                                                   1994            1995
                                                                --------------------------
                                                                 (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                      $ 4,522          $  19,434
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                 21,167             25,075
   Deferred income taxes                                         (1,300)              (147)
   Other                                                            159               (167)
   Changes in assets and liabilities:
     Accounts receivable                                        (24,943)               (63)
     Inventories                                                  1,419              4,025
     Accounts payable and accrued liabilities                      (341)             6,943
     Other assets and liabilities                                 2,696                810
                                                                --------------------------
Net cash provided by operating activities                         3,379             55,910


INVESTMENT ACTIVITIES
Additions to property, plant and equipment                      (17,948)           (16,720)
Proceeds sale of property, plant and equipment                      491              4,496
Other                                                              (403)              (176)
                                                               ----------------------------
Net cash used in investing activities                           (17,860)           (12,400)


FINANCIAL ACTIVITIES
Increase in borrowings                                            6,397            15,000
Reduction in borrowings                                          (1,901)          (58,789)
Issuance of common stock                                            128               507
Other                                                               (30)             (316)
                                                              -----------------------------
Net cash provided by (used in) financing activities               4,594           (43,598)

Effect of exchange rate changes on cash and cash
   equivalents                                                        8             1,017
                                                              -----------------------------
Net increase (decrease) in cash and cash equivalents             (9,879)              929

Cash and cash equivalents at beginning of period                 11,240            13,718
                                                              -----------------------------
Cash and cash equivalents at end of period                      $ 1,361          $ 14,647
                                                              ==============================

See accompanying notes.

                      Intermet Corporation

    Notes to Interim Condensed Consolidated Financial  Statements

                        October 1, 1995


1. The condensed consolidated balance sheet at December 31, 1994 has been derived from audited consolidated financial statements. The interim condensed consolidated financial statements at October 1, 1995 and for the three and nine month periods ended October 2, 1994 and October 1, 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine month period ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consist of the following (in thousands of dollars):

                                                  December 31,    October 1,
                                                      1994           1995
                                                  --------------------------

         Finished goods                              $ 4,350       $ 4,583
         Work in process                               4,032         3,816
         Raw materials                                 6,566         4,941
         Supplies and patterns                        17,678        15,736
                                                  ---------------------------
                                                     $32,626       $29,076
                                                  ===========================

3. Property, plant and equipment consist of the following (in thousands of dollars):

                                                  December 31,    October 1,
                                                      1994           1995
                                                  --------------------------


         Land                                       $  3,699      $  3,712
         Buildings and improvements                   77,514        79,766
         Machinery and equipment                     253,518       265,537
         Construction in progress                     14,366        19,203
                                                  --------------------------
                                                   $ 349,097      $368,218
                                                  ==========================

  Notes to Interim Condensed Consolidated Financial Statements
  (continued)



4. Long-term debt consists of the following (in thousands of dollars):

                                                  December 31,    October 1,
                                                      1994           1995
                                                  --------------------------

         Intermet                                    $ 85,162      $ 52,634
         Subsidiaries                                  14,553        11,110
                                                  --------------------------
         Total long-term debt                          99,715        63,744
         Less amounts due within one year              12,017         2,646
                                                  --------------------------

                                                     $ 87,698      $ 61,098
                                                  ===========================


5. On October 6, 1995, the Company's wholly-owned subsidiary, PBM Industries, Inc. (PBM), sold substantially all of its assets to PBM Acquisition Limited. A loss of $1.4 million resulted from the sale. In exchange therefore, the Company received
         $5.3 million in cash plus a $2.5 million subordinated promissory note of PBM Acquisition Limited. Neither
         PBM nor the Company nor any of their affiliates, directors or officers has any material relationship with PBM Acquisition Limited. PBM had sales of $35 million in 1994. The Company filed Form 8-K on the sale on dated October 6, 1995.

         On October 18, 1995, the Company's wholly-owned subsidiary, InterMotive Technologies, Inc.
         (InterMotive), sold its property, plant and equipment to Ricardo - North America Detroit, Inc. and Ricardo Group, plc. In exchange therefor, the Company received $4.4 million in cash, which covered the net book value of the property, plant and equipment. Neither InterMotive nor the Company nor any of their affiliates, directors or officers has any material relationship with Ricardo - North America Detroit, Inc. InterMotive had sales of
         $5 million in 1994. The Company filed Form 8-K on the sale dated October 18, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Materials Changes in Financial Condition
----------------------------------------

The Company's financial position continues to improve. Sales are up $55.2 million for nine months versus the comparable period for 1994. Earnings for nine months are $19.4 million versus $4.5 million for 1994. Funded debt has been reduced over $42 million and the debt-to-capital ratio dropped to 42% compared to 61% on December 31, 1994.

During the nine months ended October 1, 1995 the Company charged a total of $3.8 million against reserves established in 1993 and 1994 for restructuring, severance and retirement pay and related benefit costs. This activity will continue throughout the balance of the year.


Material Changes in Results of Operations
-----------------------------------------

Sales for the third quarter were down slightly ($3.6 million) from the year-a-ago quarter. However, as mentioned above year-to-date sales are up $55.2 million or (15%). Sales were higher both in the U.S. and Europe as the Company's principal market, automobiles and light trucks, remained relatively strong. Over $28 million of the year-to-date growth resulted from the new production line added at the Company's New River Foundry in Virginia. This line was not operating in the comparable nine months of 1994. In addition, a stronger German mark contributed over $7 million to the year-to-date sales figure. As expected the sales growth in the second half of 1995 has slowed relative to sales in the first half. Sales are somewhat parallel to automotive and truck sales. The introduction of new automotive casting components, such as those introduced at New River Foundry, allows for continued sales growth.

Gross profit was up for the third quarter and is up significantly for nine months. The nine month results over 1994 are largely due to the higher results in the first half of 1995. Overall margins for nine months of 1995 are 14.7% compared to 10.8% for the comparable period in 1994. Most plants have contributed to the improved results for 1995.

Improved margins combined with higher sales led to operating profit more than doubling for the third quarter as well as nine months of 1995 as compared to the comparable period in 1994. Management expects the sales and profit momentum to continue for the balance of 1995.

Interest expense for the third quarter was down $.5 million from the second quarter of 1995 and $600,000 from the same period last year. Most of this decrease is attributable to the reduction in debt. Interest expense on a year-to-date basis is $500,000 higher than for the same period a year ago. Higher interest rates in 1995 as well as the increase in business activity resulted in higher interest expense over the nine months ended October 2, 1994.

The Company's effective income tax rate was 46% in the third quarter and 45% for nine months of 1995. In 1994 the effective rate was approximately 58% for the third quarter and 56% for the nine month period ended October 2, 1994. A greater portion of consolidated pretax income was earned in the U.S. in 1995. This reduced the effect of higher foreign tax rates on the overall effective income tax rate. Higher pretax income also mitigated the effect on the overall tax rate of nondeductible charges and differences in state income tax rates among the U.S. subsidiaries.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In August 1991 Lynchburg Foundry Company ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") by the United States Environmental Protection Agency (the "EPA"). The Complaint alleged certain violations by Lynchburg of the Resource Conservation and Recovery Act, the most significant of which related to the treatment of certain hazardous waste at two of Lynchburg's foundries. In November 1994 Lynchburg signed a consent order agreeing to pay a penalty of $330,000. Payment of this amount was made in September 1995.

         The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio foundry of Ohio water pollution laws and regulations. The Attorney General's office has advised the Registrant that it could avoid litigation with respect to such violations by entering into a consent order. The parties have tentatively agreed to a penalty of $285,000 and documentation to effectuate the settlement is being prepared.

         A complaint was filed on October 6, 1995 in the Superior Court of Fulton County, Georgia by Brickell Partners, a Florida partnership, against the Registrant and each director of the Registrant except George W. Mathews, Jr. This complaint was brought on behalf of the plaintiff and, purportedly, public stockholders of the Registrant, as a class. The complaint alleges that the named directors breached their fiduciary duties by failing to properly consider an offer for Registrant by GWM Inc. and Kelso & Company. The complaint alleges the named directors deprived the plaintiff and the class of the receipt of maximum value for their shares. The plaintiff demands that the named directors be ordered to carry out their fiduciary duties, that damages in an unspecified amount be awarded to the plaintiff and the class and that attorney's fees and costs be granted to the plaintiff. The Registrant's response to the complaint is due December 22, 1995.

Item 2.  Changes in Securities
         ---------------------

         On October 6, 1995, the Registrant's Board of Directors declared a dividend of one right ("Right") for each share of common stock of the Registrant, held as of the close of business on October 17, 1995. Each Right will be issued pursuant to a Shareholder Protection Right Agreement between the Registrant and Trust Company Bank as Rights Agent. The terms of the Rights are summarized in a Form 8-K filed by the Registrant on October 11, 1995.

         On October 6, 1995, the Registrant's Board of Directors amended the Registrant's Bylaws to add Article I,
         Section 9 regarding advance notice of shareholder proposals.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         On August 21, 1995, the Company amended and restated its revolving credit agreement with its bank lending group. The agreement continues to provide loans up to $75 million and DM 8 million (approximately $5.6 million). The borrowing limit is reduced by certain standby letters of credit issued by the Company. The Company's uncommitted line of credit agreement has been revised to provide for loans up to $15 million which is up from a $12 million limit. The Company's term loan agreement with Prudential Insurance Company of America remains at $25 million.

         The Company's German subsidiary revolving credit agreement remains in place which permits borrowings up to DM 24 million (approximately $16.8 million).

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
       (a) The following Exhibits are filed as of part of this report:

       Exhibit
       Number         Description
       ---------      ----------------------------


       3.1 and 4.1  Bylaws of the Registrant, as amended

       4.2 Shareholder Protection Rights Agreement ("Rights Agreement"), dated as of October 6, 1995 between Intermet Corporation and Trust Company Bank, as Rights Agent (previously filed with the Commission on the Registrant's Form 8-K related to the Rights Agreement, dated October 6, 1995, and incorporated herein by reference).

       10.1 Asset Purchase Agreement ("Asset Purchase Agreement") among the Registrant, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, (previously filed with the Commission on the Registrant's Form
                    8-K related to the Asset Purchase Agreement, dated October 6, 1995, and incorporated herein by reference).

       10.2         Amended and Restated Credit Agreement, dated
                    August 21, 1995, by and among the Registrant, Trust Company Bank as lender and agent and the various lenders named therein.

       10.3 Amendment dated August 21, 1995 to Note Purchase Agreement, dated December 11, 1992 by and between the Registrant and The Prudential Insurance Company of America.

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


                                     INTERMET CORPORATION
                                     --------------------


                                  By:/s/Doretha J. Christoph
                                     Doretha J. Christoph
                                     Vice-President Finance
                                     (Principal Financial Officer)


DATE:  November 15, 1995

                          EXHIBIT INDEX


       Exhibit
       Number         Description
       ---------      ---------------------------

       3.1 and 4.1  Bylaws of the Registrant, as amended

       10.2         Amended and Restated Credit Agreement, dated
                    August 21, 1995, by and among the Registrant, Trust Company Bank as lender and agent and the various lenders named therein.

       10.3 Amendment dated August 21, 1995 to Note Purchase Agreement, dated December 11, 1992 by and between the Registrant and The Prudential Insurance Company of America.

       11.1         Computation of Earnings per Common Share

       27.1         Financial Data Schedule