Form 10-K
period 1995-12-31
INTERMET CORP
filed 1996-03-26
CIK 745287

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K


/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the fiscal year ended December 31, 1995.

    Commission File No. 0-13787

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                             INTERMET CORPORATION
                       ---------------------------------
            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------

                                    GEORGIA
                 --------------------------------------------
        (State or other jurisdiction of incorporation or organization)
        --------------------------------------------------------------

                                  58-1563873
            ------------------------------------------------------
                      (I.R.S. Employer Identification No.)
                      ------------------------------------

            SUITE 200, 5445 CORPORATE DRIVE, TROY, MICHIGAN   48098
            -------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)
             -----------------------------------------------------

Registrant's telephone number, including area code:  (810) 952-2500

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
                                               ----     ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ___.

  Aggregate market value of the voting stock held by non affiliates of the Registrant as of February 26, 1996 was $265,487,722 based on the closing sale price of the Common Stock as quoted on The Nasdaq Stock Market, $13.125. See
Item 12.

  At February 26, 1996 there were 25,050,374 shares of Common Stock, $0.10 par value, outstanding.

                              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, filed with the Commission, are incorporated by reference into Part III.

                                 PART I

  ITEM 1.  BUSINESS

  GENERAL
  -------

       The Registrant is a leading independent manufacturer of precision ductile and gray iron and aluminum castings, with production facilities in North America and Germany. The Registrant's castings are used primarily in passenger cars and light trucks, as well as in heavy trucks. The castings also have railroad, municipal, marine and construction applications. The Registrant specializes in safety-related parts critical to vehicle control that meet its customers' exacting metallurgical, dimensional and quality control standards. Products manufactured for the automotive, light truck and heavy truck industries include brake parts, steering components, differential cases, camshafts and crankshafts. The Registrant provides castings used by over 20 automobile manufacturers throughout the world, including Ford, Chrysler, General Motors, Volkswagen, BMW and Mercedes-Benz.

       As used herein, the term "Registrant" refers collectively to Intermet Corporation and its subsidiaries, and their respective predecessors, except where otherwise indicated by context.

  RECENT DEVELOPMENTS
  -------------------

       On November 15, 1995, the Registrant purchased substantially all of the assets used in the conduct of an aluminum castings business by two affiliated companies located in Alexander City, Alabama. The aggregate consideration paid by the Registrant was $2.7 million in cash, including post-closing adjustments, and 300,000 shares of the Registrant's Common Stock, valued at $3.6 million (based upon the last trade in The Nasdaq Stock Market on the date preceding issuance). The cash consideration was derived from internally generated funds. In connection with the acquisition, the Registrant entered into, among other agreements, a Registration Rights and Lockup Agreement pursuant to which the Registrant agreed to register the shares of the Common Stock under certain circumstances.

       In October 1995, the Registrant's subsidiary, InterMotive Technologies, Inc. sold substantially all of its assets to Ricardo-North America Detroit, Inc. and Ricardo Group plc for $4.4 million in cash. Also in October 1995 the Registrant's wholly-owned subsidiary, PBM Industries, Inc., sold substantially all of its assets to PBM Acquisition Limited ("Limited") in exchange for $5.3 million in cash, including post-closing adjustments, and a $2.5 million Subordinated Promissory Note of Limited. The note bears interest at the rate of one percentage point above the prime rate (as defined) and is repayable in 16 quarterly installments of principal, commencing on January 1, 1997. As security for the note, Limited granted the Registrant a second priority security interest in certain assets of Limited.

       On October 6, 1995, the Registrant's Board of Directors declared a dividend of one right ("Right") for each share of Common Stock of the Registrant held as of the close of business on October 17, 1995. Each Right will be issued pursuant to a Shareholder Protection Rights Agreement between the Registrant and Trust Company Bank as Rights Agent.

       In September 1995, the Registrant moved its headquarters from Atlanta to Detroit, Michigan. The Registrant believes that it is in its best interest to locate near the headquarters of the U.S. auto manufacturers.

  PRODUCTS, MARKETS AND SALES
  ---------------------------

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

       During 1993, 1994 and 1995, direct sales to Ford accounted for 23%, 23% and 18%, respectively, direct sales to Chrysler accounted for 23%, 23% and 20%, respectively: and direct sales to General Motors Corporation accounted for 12%, 14% and 18%, respectively, of the Registrant's consolidated net sales. The loss of any of these customers or a substantial reduction in their purchases from the Registrant would have a material adverse effect on the Registrant. The Registrant's six largest customers accounted for approximately 78%, 79% and 77% of the Registrant's consolidated net sales during 1993, 1994 and 1995, respectively.

       The following table sets forth information regarding sales by the Registrant to customers in these markets during 1993, 1994 and 1995.

                                  1993                1994               1995
                             --------------      --------------    ---------------
                               Sales     %         Sales     %        Sales     %
North American passenger
  cars and light trucks..... $327,900   74       $380,100   76      $413,600   76
North American industrial...   45,000   10         46,100    9        34,800    7
European passenger cars and
  light trucks..............   71,300   16         75,100   15        93,300   17
                             --------            --------           --------
Total Sales................. $444,200            $501,300           $541,700
                             ========            ========           ========

       In 1995 reported sales included 445,000 tons of casting shipments, compared to 419,000 tons in 1994. The Registrant's foundries operated at 89% of average annual capacity during 1995, compared to 99% during 1994.

  MANUFACTURING, MACHINING AND DESIGN
  -----------------------------------

       The Registrant produces ductile and gray iron castings, as well as aluminum castings. Gray iron, the oldest and most widely used cast iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron has greater strength and elasticity than gray iron, and its use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily, while aluminum brings a lower weight alternative. For the years ended December 31, 1993, 1994 and 1995, sales of ductile iron castings represented 87%, 89% and 92%, respectively, of the Registrant's total sales of castings, the balance being gray iron in 1993 and 1994 and gray iron and aluminum castings in 1995. The Registrant's castings range in size from small pieces weighing less than one pound to castings weighing up to 100 pounds.

       The cast iron manufacturing process involves melting steel scrap and pig iron in cupola or electric furnaces, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal solidifies and cools in the molds, and the molds are broken and removed. The aluminum manufacturing process utilizes exact polystyrene foam replicas of the desired castings which are embedded in sand. The foam is evaporated by the hot metal and the casting is formed.

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

       Many castings require machining (which may include drilling, threading or cutting operations) before they can be put to their ultimate use. Most customers machine their own castings or have them machined by third parties. The Registrant operates a facility in Columbus, Georgia, where it machines castings produced by it and by others. The Registrant also contracts with other companies to machine castings it produces before shipment to customers. The Registrant sold its machining facility in Chesterfield, Michigan in October 1995. See "Item 1. Business - Recent Developments."

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

  RESEARCH AND DEVELOPMENT
  ------------------------

       The Registrant conducts process and product development programs, principally at its separate research and development foundry located adjacent to the Archer Creek facility in Lynchburg, Virginia, and to a lesser extent at the laboratories in its other facilities. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with complete metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes is focused on ways to lower costs and improve quality. Product development work includes projects to enhance existing iron castings, such as austempering, which enhances the strength and elasticity of iron, as well as projects to develop new products, such as the conversion of forgings to castings. Amounts expensed for research and development totalled $1.6 million, $1.5 million and $0.9 million in 1993, 1994 and 1995, respectively.

  COMPETITION
  -----------

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

  RAW MATERIALS
  -------------

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

  CYCLICALITY AND SEASONALITY
  ---------------------------

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

  BACKLOG
  -------

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

  EMPLOYEES
  ---------

       At January 31, 1996 the Registrant employed 4,023 persons, including 3,489 in the United States. Of the persons employed in the United States, 2,901 were hourly manufacturing personnel, and the remainder were clerical, sales and management personnel. The Registrant employed 534 persons in Germany, 447 of whom were hourly manufacturing personnel. Most of the manufacturing personnel are represented by unions under collective bargaining agreements expiring at various times through 1998. Two collective bargaining agreements, covering an aggregate 517 employees, expired in 1995 and were replaced. One domestic bargaining agreement covering approximately 422 hourly workers was scheduled to expire in 1996 and has already been replaced.

       The Registrant from time to time adjusts the size of its work force to meet fluctuations in production demands at various facilities and for other reasons. For example, the Registrant significantly reduced its salaried work force during 1995. During the past ten years the Registrant has not experienced any strike or work stoppage, other than a five-week strike by the 69 covered employees at the Hibbing, Minnesota plant during 1992. The Registrant believes that its relationship with its employees is satisfactory.

  ENVIRONMENTAL MATTERS
  ---------------------

       The Registrant's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These regulations, which are implemented principally by the United States Environmental Protection Agency and corresponding state agencies, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of chemical substances. The Registrant believes that current operations of its facilities are in substantial compliance with applicable environmental laws, regulations and government orders.

       The Registrant's Board of Directors oversees the Registrant's environmental program. The Registrant has completed internal environmental reviews of all of its facilities and is in the process of remedying non-complying situations. In addition, the Registrant has environmental compliance personnel on-site at most facilities, and the Registrant has expanded its training programs to emphasize environmental matters.

       The Registrant is currently in the process of attempting to resolve certain environmental matters with various governmental agencies and third parties. In addition to an issue raised by the Ohio Attorney General's Office described in "Item 3 -- Legal Proceedings", these matters include the closure of five former hazardous waste treatment units at the Archer Creek and Radford Shell facilities and the remediation of soil and groundwater contamination at the Lower Basin and Radford Shell facilities. In addition, the Registrant is currently assessing the extent of soil and groundwater contamination at its former Chesterfield, Michigan facility.

       The Registrant sold substantially all of the assets of the Chesterfield, Michigan facility (the "PBM Facility") in October 1995, a site which has been designated a facility in need of remediation under former Michigan Act 307, but the Registrant retains certain clean-up obligations at the Facility. As part of the 1992 stock purchase agreement between the Company and the former owners of the PBM Facility (the "Shareholders"), the Shareholders agreed to indemnify the Registrant for the costs related to the environmental problems at the PBM Facility, up to certain limits, which the Registrant does not currently expect to exceed, although the costs of remediating the property cannot be determined until further assessments of the site are completed.

       One of the Shareholders recently brought suit against companies and individuals who owned and/or operated the PBM Facility prior to 1988 (when the Shareholders acquired PBM Industries), seeking reimbursement of the remedial costs incurred by the Shareholders. PBM Industries, still a subsidiary of the Company, has been named as a third-party defendant in that litigation. The Registrant believes that the costs of PBM Industries' defense of that suit, and any damages awarded against PBM Industries in the suit, should also be fully reimbursable by the Shareholders under the 1992 stock purchase agreement.

       The Registrant believes that expenses to be incurred in resolving the foregoing matters will not materially exceed reserves established for such purposes or cause the Registrant to exceed its level of anticipated capital expenditures. However, it is not possible to accurately predict such costs.

       The 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Registrant. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate such costs.

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

       Although the Registrant's practices had, in certain instances, been deemed in non-compliance with environmental laws and regulations and in non-material fines related thereto, the Registrant currently does not anticipate any environmentally related costs that would have a material adverse effect on its operations. However, it cannot be assured that the Registrant's activities will not give rise to actions by governmental agencies or private parties, which could cause the Registrant to incur fines, penalties, operational shutdowns, damages, cleanup costs or other similar expenses.
  Also, the Registrant's foundries' capacity levels or increases thereof are dependent upon the Registrant's ability to maintain, or obtain increases in, such levels in its permits for air emissions. It cannot be assured that the Registrant will be able to maintain its current permits, or obtain appropriate increases in capacity levels under such permits, so as to maintain its current level of operations or increase capacity as it may desire in the future.

  FOREIGN OPERATIONS
  ------------------

       Information as to revenues, operating profits and identifiable assets for its foreign operations for 1995, 1994 and 1993 is contained in Note 11 of the consolidated financial statements included in the Registrant's 1995 Annual Report to Shareholders included as Exhibit 13 to this Report and is incorporated herein by reference.

  EXECUTIVE OFFICERS OF THE REGISTRANT
  ------------------------------------

         Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Shareholders, and hold office until the next Annual Meeting unless they sooner resign or are removed from office by the Board of Directors.

       The executive officers of the Registrant as of February 26, 1996 and their ages and principal positions with the Registrant as of that date are as follows:


     Name (Age)              Principal Position(s)
     ----------              ---------------------
  John Doddridge (55)     Chairman of the Board, Chief Executive Officer
                            and President Doretha J. Christoph (46)
  C. Douglas Brown (49)   Vice President - Sales and Marketing

  John C. Engeswick (62)  Vice President - Finance Vice President -
                            Technical
  Daryl R. Marsh (57)     Services Vice President - Machining

  C. James Peterson (48)  Services  Vice President - Foundry Operations

  James W. Rydel (51)     Vice President - Administration and Secretary

       Mr. Doddridge became Chairman of the Board and Chief Executive Officer in 1994 and became President in February 1995. Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

       Mr. Brown became Vice President - Sales and Marketing in February 1995. Prior to that time he served as Vice President - Sales and Marketing of Intermet Foundries, Inc. ("IFI"), commencing in February 1993. From February 1991 to February 1993 he was General Sales Manager of IFI. Prior to that time he served as a Regional Sales Manager for IFI.

       Ms. Christoph became Vice President - Finance in June 1995. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics across all markets and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

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

  ITEM 2.  PROPERTIES

       The Registrant currently owns or operates or has an ownership interest in seven operational ductile and gray iron foundries, one aluminum foundry and one research foundry. Most castings can be produced at more than one of the Registrant's foundries except that aluminum castings must be produced at Alexander City Casting.

       The following provides information about the location and type of castings produced at each foundry, all of which are wholly-owned by the
  Registrant:

Name                       Location                    Type of Castings
-------------------------  -----------------------     ----------------
 Alexander City Casting    Alexander City, Alabama     Aluminum
 Archer Creek              Campbell County, Virginia   Ductile iron
 Ironton Iron              Ironton, Ohio               Ductile iron
 Columbus Foundries        Columbus, Georgia           Ductile iron
 Radford Shell             Radford, Virginia           Ductile and gray iron
 Columbus Neunkirchen      Neunkirchen, Germany        Ductile iron
 New River                 Radford, Virginia           Ductile iron
 Northern Castings         Hibbing, Minnesota          Ductile iron

       The Registrant continually reviews the operation of its foundries and may from time to time close one or more foundries on a permanent or temporary basis due to its production needs and general business and economic conditions. The Pennsylvania foundry has been idled since 1991. The Lower Basin foundry stopped pouring iron in 1993 and was closed completely in 1994.

       The research foundry is located in Virginia and is wholly-owned by the Registrant. The Registrant also owns a machining facility in Georgia.

       In addition, the Registrant owns or leases certain executive, sales, and other management offices, located in Michigan, Georgia and Virginia. The Registrant believes that all of its facilities are well maintained.

       The only property of the Registrant which secures long-term indebtedness is the German foundry, which secures indebtedness with an aggregate
  outstanding principal balance at December 31, 1995 of $3,664,000.   See Note 6
  to the consolidated financial statements of the Registrant included in the Registrant's 1995 Annual Report to Shareholders included as Exhibit 13 to this Report for additional information on secured debt.

  ITEM 3.  LEGAL PROCEEDINGS

       Except as set forth below, the Registrant is not aware of any material pending or threatened legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

       On August 5, 1991 Lynchburg Foundry Company ("Lynchburg"), a wholly-owned subsidiary of the Registrant, was served with a complaint (the "Complaint") dated July 31, 1991 by the United States Environmental Protection Agency (the "EPA"). The Complaint alleged certain violations by Lynchburg of the Resource Conservation and Recovery Act ("RCRA"), the most significant of which related to the treatment of certain hazardous waste at two of Lynchburg's foundry sites. In November 1994 Lynchburg signed a consent order agreeing to pay a penalty of $330,000, which the Registrant paid in September 1995.

       The Registrant has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Registrant's Ironton, Ohio foundry of Ohio water pollution laws and regulations. The Attorney General's Office advised the Registrant that the Registrant could avoid litigation with respect to such violations by entering into a consent order. In November 1995 the Registrant agreed to pay the State of Ohio a fine of $285,000 to settle the water pollution matter. The parties have agreed to the language of the consent decree, and the Registrant is waiting for the office of Attorney General to file the decree in Ohio State Court. On receipt of the decree, the fee will be paid by the Registrant.

       A complaint was filed on October 6, 1995 in the Superior Court of Fulton County, Georgia by Brickell Partners, a Florida partnership, against the Registrant and each director of the Registrant, except George W. Mathews, Jr. This complaint was brought on behalf of the plaintiff, and, purportedly, public stockholders of the Registrant, as a class. The complaint alleges that the named directors breached their fiduciary duties by failing to properly consider an offer for the Registrant by GWM, Inc. and Kelso & Company. The complaint alleges that the named directors deprived the plaintiff and the class of the receipt of maximum value for their shares. The plaintiff demands that the named directors be ordered to carry out their fiduciary duties, that damages in an unspecified amount be awarded to the plaintiff and the class and that attorney's fees and costs be granted to the plaintiff. The Registrant is scheduled to file an answer to the complaint in April 1996.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.


                                 PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION AND DIVIDENDS
  --------------------------------

       The information contained in Note 12 to the consolidated financial statements of the Registrant included in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

       The Registrant's Common Stock, $0.10 par value, is traded in the over-the-counter market under the Nasdaq symbol "INMT." As of February 26, 1996, there were approximately 666 holders of record of the Registrant's Common Stock.

       The Board of Directors of the Registrant suspended payment of the regular quarterly dividend in 1993 pending improvement in the Registrant's operating performance. Even if payment of dividends resumes, the payment is subject to the discretion of the Board of Directors and will depend upon the results of operations and financial condition of the Registrant and other factors the Board of Directors deems relevant. The Registrant is also subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1995, $87,870,000 of the Registrant's retained earnings were restricted and unavailable for the payment of dividends under those agreements.

  ITEM 6.  SELECTED FINANCIAL DATA

       Selected financial data included in the Registrant's 1995 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit

  13 to this Report, under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are hereby incorporated herein by reference.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       The information included under the heading "Discussion of Financial Information" in the Registrant's 1995 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and related notes of the Registrant and the report of the independent auditors thereon included in the Registrant's 1995 Annual Report to Shareholders, portions of which are furnished to the Commission as Exhibit 13 to this Report, are hereby incorporated herein by reference.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Within the 24-month period prior to the date of the Registrant's financial statements for the fiscal year ended December 31, 1995, the Registrant did not change auditors and had no disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.


                                 PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information contained under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 11, 1996, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

  ITEM 11.  EXECUTIVE COMPENSATION

       The information contained under the heading "EXECUTIVE COMPENSATION" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 11, 1996, filed with the Commission, is hereby incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 11, 1996, filed with the Commission, is hereby incorporated herein by reference.

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

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained under the heading "CERTAIN TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's Annual Meeting of Shareholders to be held April 11, 1996, filed with the Commission, is hereby incorporated herein by reference.

                                 PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1.   Financial Statements

       The following consolidated financial statements and notes thereto of the Registrant and its subsidiaries contained in the Registrant's 1995 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

       Consolidated Balance Sheets at December 31, 1995 and 1994

       Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

       Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

       Notes to Consolidated Financial Statements

       Report of Independent Auditors

       2.   Financial Statement Schedules

       The following consolidated financial statement schedule for the Registrant is filed as Item 14(d) hereof, beginning on page F-1.

       Report and Consent of Independent Auditors

       Schedule II - Valuation and Qualifying Accounts

       3.   Exhibits

       The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:


Exhibit
Number                Description of Exhibit
-----------  ----------------------------------------
3.1 and 4.1  Amended and Restated Articles of Incorporation of the Registrant
             (included as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2  By-Laws of the Registrant, as amended (included as Exhibit 3.1 and
             4.1 to the Registrant's Form 10Q for the quarter ended October 1, 1995, previously filed with the Commission and incorporated herein by reference).

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

4.8 Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

4.9 Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

4.10 Loan Contract, dated October 11, 1988, by and between Columbus Neunkirchen Foundry GmbH and the Landesbank Saar Girozentrale, relating to a loan in the original principal amount of DM 1,550,000.*

4.11 Loan Contract, dated December 14, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 3,833,500.*

4.12 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.13 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

4.14 Second Amended and Restated Credit Agreement, dated February 23, 1996, by and among the Registrant, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

4.15 Note Agreement ("Prudential Note Agreement"), dated December 11, 1992, by and between the Registrant and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and Related Promissory Notes (included as Exhibit 4.19 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.16 First Amendment to Prudential Note Agreement, dated March 24, 1993, executed by The Prudential Insurance Company of America and the Registrant (included as Exhibit 4.20 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.17 Second Amendment to Prudential Note Agreement, dated November 16, 1993, executed by the Prudential Insurance Company of America and the Registrant (including form of promissory note entered into in connection therewith) (included as Exhibit 4.22 to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.18 Amendment to Prudential Note Agreement, dated March 6, 1995, executed by The Prudential Insurance Company of America and the Registrant.

4.19 Amendment dated August 21, 1995 to Note Purchase Agreement, dated December 11, 1992, by and between the Registrant and The Prudential Insurance Company of America (included as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended October 1, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.20 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note.

4.21 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between the Registrant and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Registrant's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Registrant's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(a) Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(b)      Intermet Corporation Directors Stock Option Plan (included as
             Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.3 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to the Registrant's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated herein by reference)**

10.4 Stock Purchase Agreement, dated March 30, 1992, by and between the Registrant, PBM Industries, Inc., Batten Design and Engineering Services, Inc., Wind Point Partners II, L.P., The Prudential Insurance Company of America, Pruco Life Insurance Company, PruSupply Capital Assets, Inc., Ingersoll Engineers, Inc. and certain individuals (included as Exhibit 2.1 to the Registrant's Form 8-K dated March 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference.)

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

10.11 Guaranty Agreement, dated March 30, 1992, by the Registrant in favor of the shareholders named in the PBM Stock Purchase Agreement (included as Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.12 Asset Purchase Agreement among Intermet Corporation, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, as amended by Amendments 1, 2 and 3 thereto (included as an Exhibit to the Registrant's Form 8-K dated October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.13 Asset Purchase Agreement by and among Ricardo North American Detroit, Inc., Ricardo Group, plc., InterMotive Technologies, Inc. and Intermet Corporation, dated October 12, 1995 (included as an Exhibit to the Registrant's Form 8-K dated October 18, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(a) Agreement for Purchase and Sale of Assets of Bodine-Robinson, Inc. among the Registrant, Alexander City Casting Company, Inc., Bodine-Robinson, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(a) to the Registrant's Form 8-K dated November 15, 1995 (the "Robinson 8-K"), File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(b) Agreement for Purchase and Sale of Certain Assets of Robinson Foundry, Inc. among the Registrant, Alexander City Casting Company, Inc., Bodine-Robinson Foundry, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(b) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(c) Management Agreement among Joe Robinson, the Registrant and Alexander City Casting Company, Inc., dated November 15, 1995 (included as Exhibit 2(c) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(d) Registration Rights Agreement between the Registrant and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(d) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.15        Operating Committee 1995 Profit Sharing Plan**

10.16(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.16(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Registrant's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.17 Intermet Salary Continuation Plan (included as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.18 Employment Agreement, dated as of December 1, 1994, by and between the Registrant and John Doddridge (included as Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.19 Letter, dated as of December 19, 1994, related to George Mathews' retirement. (included as Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.20 Employment Agreement, dated July 15, 1993, by and between the Registrant and Daryl R. Marsh (included as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.21 Form of employment agreement by and between the Registrant and the executive officers of the Registrant, other than John Doddridge, effective November 1, 1996.**

10.22 Employment Agreement, dated October 26, 1995, by and between the Registrant and John E. Doddridge**

10.23 Employment Agreement, dated May 12, 1995, by and between the Registrant and Doretha Christoph.**

11           Computation of Earnings per Common Share.

13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

21           Subsidiaries of the Registrant

23           Report and Consent of Independent
             Auditors (included herein on Page F-1).

27        Financial Data Schedule.

99        Notice of Annual Meeting and Proxy Statement of the Registrant.


-----------------

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

       (b) The following current reports on Form 8-K were filed during the fourth quarter of the Registrant's 1995 fiscal year:

            Two Forms 8-K of the Registrant, File No. 0-13787, both having an event date of October 6, 1995.

            Form 8-K of the Registrant, File No. 0-13787, having an event date of October 18, 1995.

            Form 8-K of the Registrant, File No. 0-13787, having an event date of November 15, 1995, and related Form 8-K/A.

       (c) The Registrant hereby files as exhibits to this Report the exhibits set forth in Item 14(a)3 hereof.

       (d) The Registrant hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)2 hereof.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


  Item                                                           Page
  ----                                                           ----

  Report and Consent of Independent Auditors .................... F-1

  Schedule II - Valuation and Qualifying Accounts ............... F-2

                                 Consent of Independent Auditors



  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intermet Corporation of our report dated January 26, 1996, included in the 1995 Annual Report to Shareholders of Intermet Corporation.

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

  We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-57665, 33-58354, 33-58352 and 33-59011)
  pertaining to 50,000 shares of Intermet Corporation common stock, the Intermet Corporation Directors Stock Option Plan and the Intermet Corporation Key Individual Stock Option Plan and the Intermet Corporation Executive Stock Option and Incentive Award Plan, respectively, of our report dated January 26, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Intermet Corporation.



  /s/ Ernst & Young LLP

  March 26, 1996

                             Intermet Corporation
                                (Consolidated)

                                  Schedule II

                       Valuation and Qualifying Accounts

                                             BALANCE AT                           BALANCE AT
                                              BEGINNING   CHARGED TO                END OF
                DESCRIPTION                   OF PERIOD    EXPENSE     OTHER       PERIOD
--------------------------------------------  ---------  -----------  --------    ----------
                                                     (In Thousands of Dollars)
 Year ended December 31, 1995:
    Allowance for returns and doubtful
     accounts (a)                               $ 3,039    1,319 (b)     49 (c)    $ 4,407
    Supplies inventory reserve                    4,361     (775)       198 (c)      3,784
    Deferred tax asset valuation allowance       26,332        -          -         26,332

  Year ended December 31, 1994:
    Allowance for returns and doubtful
     accounts (a)                                 2,206      784 (b)     49 (c)      3,039
    Supplies inventory reserve                    3,694      435        232 (c)      4,361
    Deferred tax asset valuation allowance       30,520    3,683     (7,871)(d)     26,332

  Year ended December 31, 1993
    Allowance for returns and doubtful
     accounts (a)                                 1,821      407 (b)    (22)(c)      2,206
    Supplies inventory reserve                    3,280      546       (132)(c)      3,694
    Deferred tax asset valuation allowance       20,846    6,609      3,065 (d)     30,520




  (a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

  (b) Net effect of amounts charged to expense less actual returns and write offs.

  (c) Effect of foreign currency translation.

  (d) Increase (decrease) in certain deferred tax assets, including effect of U.S. rate change in 1993.

                                 SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERMET CORPORATION

                                      (Registrant)


                                       By: /s/ John Doddridge
                                          --------------------------------------
                                          John Doddridge
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

                                      Date:  March 26, 1996


                       POWER OF ATTORNEY AND SIGNATURES

       Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and Doretha J. Christoph, or either of them, as attorney-in-fact, either with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 26, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

  Signature                                Capacity
  ---------                                --------

  /s/ John Doddridge
  -----------------------                  Chairman of the Board of Directors,
  John Doddridge                           Chief Executive Officer and President
                                           (Principal Executive Officer)

  /s/ Vernon R. Alden                      Director
  -----------------------
  Vernon R. Alden

  /s/ J. Frank Broyles                     Director
  -----------------------
  J. Frank Broyles

  /s/ John P. Crecine                      Director
  -----------------------
  John P. Crecine

  /s/ Anton Dorfmueller, Jr.               Director
  ---------------------------
  Anton Dorfmueller, Jr.


  /s/ John B. Ellis                        Director
  ---------------------------
  John B. Ellis

  /s/ Wilfred E. Gross, Jr.                Director
  ---------------------------
  Wilfred E. Gross, Jr.


  /s/ A. Wayne Hardy                       Director
  ---------------------------
  A. Wayne Hardy


  /s/ George W. Mathews, Jr.               Director
  ---------------------------
  George W. Mathews, Jr.

  /s/ Harold C. McKenzie, Jr.              Director
  ---------------------------
  Harold C. McKenzie, Jr.

  /s/ J. Mason Reynolds                    Director
  ---------------------------
  J. Mason Reynolds

                                           Director
  ---------------------------
  Curtis W. Tarr

  /s/ Doretha J. Christoph
  ---------------------------              Vice President-- Finance
  Doretha J. Christoph                     (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number          Description of Exhibit
------          ----------------------

4.14 Second Amended and Restated Credit Agreement, dated February 23, 1996, by and among the Registrant, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

4.18 Amendment to Prudential Note Agreement, dated March 6, 1995, executed by The Prudential Insurance Company of America and the Registrant.

4.20 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note.

10.15       Operating Committee 1995 Profit Sharing Plan

10.21 Form of employment agreement by and between the Registrant and the executive officers of the Registrant, other than John Doddridge, effective November 1, 1996.

10.22 Employment Agreement, dated October 26, 1995, by and between the Registrant and John E. Doddridge.

10.23 Employment Agreement, dated May 12, 1995, by and between the Registrant and Doretha Christoph.

11          Computation of Earnings per Common Share.

13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

21          Subsidiaries of the Registrant

23          Report and Consent of Independent Auditors (included herein on Page
            F-1).

27          Financial Data Schedule.

99          Notice of Annual Meeting and Proxy Statement of the Registrant.