Form 10-Q
period 1996-03-31
INTERMET CORP
filed 1996-05-14
CIK 745287

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                      Commission File Number 0-13787

                           INTERMET CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Georgia                                      58-1563873
- ----------------------------                     ----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                              Identification No.)
organization)

          5445 Corporate Drive, Suite 200, Troy, Michigan  48098
          ------------------------------------------------------
          (Address of principal executive offices and zip code)

                             (810) 952-2500
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes x    No
                                                              ---     ---

Shares outstanding of each of the issuer's classes of common stock at May 13, 1996: 25,077,874 shares of Common Stock, $0.10 par value share.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           Intermet Corporation

              Interim Condensed Consolidated Balance Sheets

                                                             March 31,    December
                                                                1996      31, 1995
                                                           -------------------------
                                                           (In thousands of dollars)
ASSETS
Current assets:
 Cash and cash equivalents                                    $  10,746    $ 11,173

 Accounts receivable:
  Trade, less allowance for doubtful accounts of                 64,107      49,814
    $1,271 in 1996 and $1,267 in 1995
  Other                                                           4,961       5,298
                                                              ---------------------
                                                                 69,068      55,112

  Inventories                                                    30,214      29,155
  Other current assets                                            2,635       7,632


Total current assets                                            112,663     103,072

Property, plant and equipment, at cost                          344,622     344,288
Less:
 Foreign industrial development grants, net of
     amortization                                                (5,217)     (5,469)
 Accumulated depreciation and amortization                     (194,606)   (189,625)
                                                              ---------------------
Net property, plant and equipment                               144,799     149,194

Other noncurrent assets                                          19,845      21,805
                                                              ---------------------

                                                              $ 277,307    $274,071
                                                              =====================

See accompanying notes
                                    1

                                                             March 31,    December
                                                                1996      31, 1995
                                                           -------------------------
                                                           (In thousands of dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  30,990   $  28,640
   Income taxes                                                  10,233      16,000
   Accrued liabilities                                           43,402      43,949
   Notes payable                                                    182          13
   Long-term debt due within one year                             1,280       2,596
                                                              ---------------------
Total current liabilities                                        86,087      91,198

Noncurrent liabilities:
   Long-term debt due after one year                             33,032      32,675
   Retirement benefits                                           45,545      43,621
   Other noncurrent liabilities                                     341       5,712
                                                              ---------------------
Total noncurrent liabilities                                     78,918      82,008

Minority interest                                                 2,837       2,837

Shareholders' equity:
   Common stock                                                   2,507       2,505
   Capital in excess of par value                                56,632      56,431
   Retained earnings                                             45,935      37,125
   Accumulated translation adjustments                            6,189       3,765
   Minimum pension liability adjustment                          (1,636)     (1,636)
   Unearned restricted stock                                       (162)       (162)
                                                              ---------------------
Total shareholders' equity                                      109,465      98,028
                                                              ---------------------
                                                               $277,307    $274,071
                                                              =====================

See accompanying notes.

                                 Intermet Corporation

                 Interim Condensed Consolidated Statements of Income

                                                      Three months ended
                                          -----------------------------------------------
                                                   March 31,          April 2,
                                                    1996                1995
                                         ------------------------------------------------
                                         (In thousands of dollars, except per share data)
Net sales                                         $134,158            $153,278
Cost of sales                                      114,381             131,628
                                         ------------------------------------------------
Gross profit                                        19,777              21,650

Operating expenses:
   Selling                                             881               1,316
   General and administrative                        4,248               6,427
                                         ------------------------------------------------
                                                     5,129               7,743
                                         ------------------------------------------------
Operating profit                                    14,648              13,907

Other income and expenses:
   Interest income                                     171                  30
   Interest expense                                   (779)             (2,155)
   Other, net                                          (61)                (61)
                                         ------------------------------------------------
                                                      (547)             (2,186)
                                         ------------------------------------------------
Income before income taxes and
   minority interest                                14,101              11,721
Provision for income taxes                           5,291               5,201
                                         ------------------------------------------------
Income before minority interest                      8,810               6,520
Minority interest                                      --                  --
                                         ------------------------------------------------

Net Income                                     $     8,810             $ 6,520
                                        =================================================

Earnings per share                             $      0.35           $    0.26
                                        =================================================

See accompanying notes.

                                 Intermet Corporation

               Interim Condensed Consolidated Statements of Cash Flows

                                                              Three months ended
                                                         -------------------------
                                                            March 31,   April 2,
                                                              1996        1995
                                                         -------------------------
                                                         (In thousands of dollars)

OPERATING ACTIVITIES
Net income                                               $   8,810       $ 6,520
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             7,228         8,081
   Other                                                         0          (693)
   Changes in assets and liabilities:
    Accounts receivable                                    (14,362)       (9,651)
    Inventories                                             (1,234)        1,271
    Accounts payable                                         2,518        (5,518)
    Other assets and liabilities                             1,258        11,367
                                                         -------------------------
Net cash provided by operating activities                    4,218        11,377


INVESTMENT ACTIVITIES
Additions to property, plant and equipment                  (3,315)       (3,691)
Other                                                            0           888
                                                         -------------------------
Net cash used in investing activities                       (3,315)       (2,803)

FINANCIAL ACTIVITIES
Net reduction in borrowings                                   (667)       (9,516)
Issuance of common stock                                       203            97
Other                                                          (43)            0
                                                         -------------------------
Net cash used in financing activities                         (507)       (9,419)

Effect of exchange rate changes on  cash and cash             (823)         (169)
   equivalents                                           -------------------------

Net increase (decrease) in cash and cash equivalents          (427)       (1,014)

Cash and cash equivalents at beginning of period            11,173        13,718
                                                         -------------------------

Cash and cash equivalents at end of period                $ 10,746      $ 12,704
                                                         =========================

See accompanying notes.
                                    4

                       Intermet Corporation

  Notes to Interim Condensed Consolidated Financial  Statements

                          March 31, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended April 2, 1995 and March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1995.

2. Inventories consist of the following (in thousands of dollars):

                                     March 31,       December 31,
                                       1996              1995
                                   -------------------------------
     Finished goods                $     5,605        $    5,616
     Work in process                     5,180             3,989
     Raw materials                       3,856             3,975
     Supplies and patterns              15,573            15,575
                                  --------------------------------
                                  $     30,214        $   29,155
                                  ================================

3. Property, plant and equipment consist of the following (in thousands of dollars):

                                    March 31,      December 31,
                                      1996              1995
                                 ---------------------------------
     Land                        $     3,578         $    3,585
     Buildings and improvements       77,033             77,649
     Machinery and equipment         252,849            254,140
     Construction in progress         11,162              8,914
                                 ---------------------------------
                                 $   344,622         $  344,288
                                 =================================

                       Intermet Corporation

   Notes to Interim Condensed Consolidated Financial Statements
                           (continued)



4. Long-term debt consists of the following (in thousands of dollars):

                                              March  31,       December 31,
                                                 1996              1995
                                           ----------------------------------

     Intermet                              $    25,000         $   25,000
     Subsidiaries                                9,312             10,271
                                          -----------------------------------
     Total long-term debt                       34,312             35,271
     Less amounts due within one year            1,280              2,596

     Long-term debt due after one year     $    33,032         $   32,675


5. In March 1994, the Company entered negotiations with the Ohio Attorney General s office concerning past violations of Ohio water pollution laws and regulations at the Ironton foundry. In November 1995, the Company agreed to pay the State of Ohio a fine of $285,000 to settle this and all other water discharge violations at Ironton. The Company has accrued this liability at December 31, 1995 and March 31, 1996 and expects to pay this in 1996 on entry of a consent decree by the court. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations.

     The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities.

     The Company does not believe any of the above mentioned proceedings or matters are material in relation to the Company s consolidated financial position or results of operations.

Item 2  --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Material Changes in Financial Condition
- ---------------------------------------

The Company's financial position continued to improve during the first quarter. Although sales declined from prior year levels, net earnings increased over 35 percent. Sales were $134.2 million for the three months and earnings were $8.8 million. Long-term debt remained steady at $34 million, down from $93 million at the end of the first quarter 1995.

In the first quarter of 1996 and 1995 the Company charged a total of $0.3 million and $1.3 million, respectively, against reserves established in 1993 and 1994 for restructuring, severance and retirement pay and related benefit costs. This activity will continue throughout the balance of the year.


Material Changes in Results of Operations
- -----------------------------------------

Sales in the first quarter declined more than $19 million (12%) from the first quarter of 1995. Domestic automobile production fell significantly from prior year levels, exaggerated by an unusually severe winter in the Eastern U. S. and the General Motors strike in March. European sales remained strong. First quarter sales were also impacted as a result of 1995 divestitures ($11.4 million). Second quarter sales are predicted to rebound from low first quarter results as production rises to current vehicle sales levels.

Gross profit improved to 14.7% of sales from 14.1% in the first quarter 1995. Margins in Europe, Columbus Foundry and Archer
Creek were improved from prior year. Operating expenses decreased more than $2.6 million from 1995 levels as a result of reorganization and manpower reductions.

Interest expense declined significantly ($1.5 million) from 1995 as a result of much lower debt levels, $34 million in 1996 compared to $93 million in 1995, and reduced borrowing costs associated with refinancing. Capital expenditures of $3.3 million were lower than forecast in the first quarter, but are expected to increase in future quarters. A major expansion was initiated at Alexander City, a newly acquired aluminum foundry.

The Company s effective tax rate was reduced in the first quarter as a result of various tax planning efforts.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
- ---------------------------

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

     Effective April 24, 1996, a Stipulation of Dismissal Without Prejudice was filed in the Superior Court of Fulton County, State of Georgia terminating litigation filed on October 6, 1995 by Brickell Partners, a Florida partnership, against the Registrant and each director of the Registrant except George W. Mathews, Jr. The complaint was brought on behalf of the plaintiff and, purportedly, public shareholders of the Registrant, as a class. Neither the Registrant nor its directors were required to pay any damages, legal fees, or any other costs to the plaintiff. In addition, neither the Registrant nor its directors have paid or have agreed to pay any damages, legal fees, or other costs to the plaintiff.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         None

Item 5.  Other Information
         -----------------

       On February 23, 1996 the Company amended and restated its revolving credit agreement with its bank lending group. The agreement provides for loans of up to $100 million. The borrowing limit is reduced by certain standby letters of credit issued by the Company. In addition to the revolving credit agreement, the Company has a $10 million uncommitted line of credit.

       On March 21, 1996 the Company amended and restated its note agreement with The Prudential Insurance Company of America. The note amount did not change.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as of part of this report:

     Exhibit
     Number              Description
     ------        ----------------------------------------
     11.1          Computation of Earnings per Common Share

     27.1          Financial Data Schedule

     (b)           None

                            SIGNATURE

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERMET CORPORATION


                              By:  /s/Doretha J. Christoph
                                   Doretha J. Christoph
                                   Vice-President Finance
                                   (Principal Financial Officer)


DATE:       May 13, 1996

                          EXHIBIT INDEX


     Exhibit
     Number              Description
     -------             ---------------------

     11.1                Computation of Earnings per Common Share

     27.1                Financial Data Schedule