Form 10-Q
period 1996-06-30
INTERMET CORP
filed 1996-08-09
CIK 745287

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

                         Commission File Number 0-13787

                              INTERMET CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Georgia                                     58-1563873
- ----------------------------                     --------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                               Identification No.)
organization)

             5445 Corporate Drive, Suite 200, Troy, Michigan  48098
             ------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (810) 952-2500
                    --------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding of each of the issuer's classes of common stock at July 26, 1996: 25,094,374 shares of Common Stock, $0.10 par value share.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets


                                                            JUNE 30,     DECEMBER 31,
                                                              1996           1995
                                                         -----------------------------
                                                           (In thousands of dollars)
Assets
Current assets:
  Cash and cash equivalents                              $  34,880            $ 11,173

  Accounts receivable:
    Trade, less allowance for doubtful accounts of
      $1,035 in 1996 and $1,267 in 1995                     63,744              49,814
    Other                                                    4,140               5,298
                                                         -----------------------------
                                                            67,884              55,112
  Inventories                                               29,679              29,155
  Other current assets                                       2,396               7,632
                                                         -----------------------------
Total current assets                                       134,839             103,072
Property, plant and equipment, at cost                     347,164             344,288
Less:
  Foreign industrial development grants, net of
    amortization                                            (5,103)             (5,469)
  Accumulated depreciation and amortization               (199,700)           (189,625)
                                                         -----------------------------
Net property, plant and equipment                          142,361             149,194
Other noncurrent assets                                     17,696              21,805
                                                         -----------------------------
                                                         $ 294,896            $274,071
                                                         =============================

See accompanying notes

                                                 JUNE 30,       DECEMBER 31,
                                                   1996             1995
                                                ---------------------------
                                                 (In thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 36,167           $ 28,640
  Income taxes                                    13,115             16,000
  Accrued liabilities                             43,082             43,949
  Notes payable                                      240                 13
  Long-term debt due within one year               1,914              2,596
                                                ---------------------------
Total current liabilities                         94,518             91,198

Noncurrent liabilities:
  Long-term debt due after one year               31,867             32,675
  Retirement benefits                             45,284             43,621
  Other noncurrent liabilities                     3,328              5,712
                                                ---------------------------
Total noncurrent liabilities                      80,479             82,008

Minority interest                                  2,837              2,837

Shareholders' equity:
  Common stock                                     2,509              2,505
  Capital in excess of par value                  56,725             56,431
  Retained earnings                               56,749             37,125
  Accumulated translation adjustments              2,820              3,765
  Minimum pension liability adjustment            (1,636)            (1,636)
  Unearned restricted stock                         (105)              (162)
                                                ---------------------------
Total shareholders' equity                       117,062             98,028
                                                ---------------------------

                                                $294,896           $274,071
                                                ===========================

See accompanying notes.

                              Intermet Corporation

              Interim Condensed Consolidated Statements of Income


                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                       ------------------------   ------------------------------
                                       JUNE 30,       JULY 2,       JUNE 30,            JULY 2,
                                         1996          1995          1996                1995
                                       ---------------------------------------------------------
                                            (in thousands of dollars, except per share data)
Net sales                              $143,782      $149,035      $277,940             $302,313
Cost of sales                           119,505       121,575       233,886              253,203
                                       ---------------------------------------------------------
Gross profit                             24,277        27,460        44,054               49,110

Operating expenses:
  Selling                                   882         1,055         1,763                2,371
  General and administrative              3,637         6,925         7,885               13,352
                                       ---------------------------------------------------------
                                          4,519         7,980         9,648               15,723
                                       ---------------------------------------------------------
Operating profit                         19,758        19,480        34,406               33,387

Other income and expenses:
  Interest income                           276            34           447                   64
  Interest expense                         (660)       (1,845)       (1,439)              (4,000)
  Other, net                               (105)          (49)          (44)                (110)
                                       ---------------------------------------------------------
                                           (489)       (1,860)       (1,036)              (4,046)
                                       ---------------------------------------------------------
Income before income taxes               19,269        17,620        33,370               29,341
Provision for income taxes                8,455         8,083        13,746               13,284
                                       ---------------------------------------------------------
Net Income                             $ 10,814         9,537        19,624             $ 16,057
                                       =========================================================
Earnings per share                     $   0.42      $   0.39      $   0.77             $   0.65
                                       =========================================================

See accompanying notes.

                              Intermet Corporation

            Interim Condensed Consolidated Statements of Cash Flows


                                                                        SIX MONTHS ENDED
                                                                 ------------------------------
                                                                 JUNE 30,              JULY 2,
                                                                   1996                  1995
                                                                 ------------------------------
                                                                  (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                       $ 19,624               $16,057
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  14,475                17,167
    Other                                                              58                  (137)
    Changes in assets and liabilities:
      Accounts receivable                                         (13,476)               (7,252)
      Inventories                                                    (840)                   96
      Accounts payable                                              7,829                (6,758)
      Other assets and liabilities                                  3,395                17,166
                                                                 ------------------------------
Net cash provided by operating activities                          31,065                36,339

INVESTMENT ACTIVITIES
Additions to property, plant and equipment                         (8,194)               (8,893)
Other                                                                  44                 1,069
                                                                 ------------------------------
Net cash used in investing activities                              (8,150)               (7,824)

FINANCING ACTIVITIES
Net reduction in borrowings                                        (1,047)              (35,501)
Issuance of common stock                                              298                   304
Other                                                               2,026                     -
                                                                 ------------------------------
Net cash provided by (used in) financing activities                 1,277               (35,197)

Effect of exchange rate changes on cash and cash
  equivalents                                                        (485)                  330
                                                                 ------------------------------
Net increase (decrease) in cash and cash equivalents               23,707                (6,352)

Cash and cash equivalents at beginning of period                   11,173                13,718
                                                                 ------------------------------

Cash and cash equivalents at end of period                       $ 34,880               $ 7,366
                                                                 ==============================

See accompanying notes.

                              Intermet Corporation

         Notes to Interim Condensed Consolidated Financial  Statements

                                 June 30, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July
     2, 1995 and June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

2.   Inventories consist of the following (in thousands of dollars):


                                    JUNE 30,         DECEMBER 31,
                                      1996              1995
                                    ---------------------------
        Finished goods              $ 6,692             $ 5,616
        Work in process               4,164               3,989
        Raw materials                 3,897               3,975
        Supplies and patterns        14,926              15,575
                                    ---------------------------
                                    $29,679             $29,155
                                    ===========================


3. Property, plant and equipment consist of the following (in thousands of dollars):


                                     JUNE 30,       DECEMBER 31,
                                       1996             1995
                                    ---------------------------
        Land                        $  3,549           $  3,585
        Buildings and improvements    76,359             77,649
        Machinery and equipment      252,473            254,140
        Construction in progress      14,783              8,914
                                    ---------------------------
                                    $347,164           $344,288
                                    ===========================

                              Intermet Corporation

4.   Long-term debt consists of the following (in thousands of dollars):


                                             JUNE 30,    DECEMBER 31,
                                               1996          1995
                                             -------------------------
          Intermet                           $25,000         $25,000
          Subsidiaries                         8,781          10,271
                                             -----------------------

          Total long-term debt                33,781          35,271
          Less amounts due within one year     1,739           2,596
                                             -----------------------

          Long-term debt due after one year  $32,042         $32,675
                                             =======================



5. In March 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations at the Ironton foundry. In November 1995, the Company agreed to pay the State of Ohio the determined fine of $285,000 to settle this and all other water discharge violations at Ironton. The Company has accrued this liability at December 31, 1995 and June 30, 1996 and expects to pay this in 1996 on receipt of the State decree. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations.

     The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities.

     The Company does not believe any of these above mentioned proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

Item 2     --      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


Material Changes in Financial Condition

The Company's financial position continued to improve during the first half of the year. Although first half sales declined over 8 percent from prior year levels, net earnings increased more than 22 percent. Cash and cash equivalents increased to almost $35 million at the end of June, 1996. Long-term debt remained steady at $34 million, down from $72 million at the end of the second quarter 1995. The Company reinstated a quarterly cash dividend of $0.04 per share, payable September 30, 1996 to shareholders of record as of September 1, 1996.

In the first half of 1996 and 1995 the Company charged a total of $1.0 million and $2.5 million, respectively, against reserves established in 1993 and 1994 for restructuring, severance and retirement pay and related benefit costs. This activity will continue throughout the balance of the year.


Material Changes in Results of Operations

Sales in the second quarter declined more than $5 million (4%) from the second quarter 1995, but excluding acquisitions and divestitures, sales increased more than 1% from 1995. June year-to-date sales declined more than $24 million (8%) from the first half of 1995. First half sales were also impacted as a result of 1995 divestitures ($23 million). Quarterly sales fluctuations were comparable to those of the domestic and European auto companies. Auto and truck production for the domestic manufacturers was down almost 12% in the first quarter, up more than 6% in the second quarter and down for the first half in total. European sales at Columbus Neunkirchen remained strong, but were negatively impacted by exchange rates compared to last year.

Gross profit improved to 16.9% of sales from 14.7% in the first quarter 1996, although down from second quarter 1995 gross profit of 18.4%. Second quarter 1996 included additional material price increases and selling price pressures compared to 1995, while second quarter 1995 included favorable prior year pricing recoveries. Margins in Europe and the major domestic foundries were improved from prior year, while Alexander City incurred significant startup costs as a result of greater than expected new product introductions.
Operating expenses were down more than $3.5 million and $6.1 million for the three and six month periods ended June 30, 1996 from comparable 1995 periods as a result of reorganizing and manpower reductions.

Interest expense declined significantly in the second quarter ($1.4 million) and first half periods ($2.9 million) from 1995 as a result of much lower debt levels, $34 million in 1996 compared to $72 million in 1995, and reduced borrowing costs associated with refinancing. Capital expenditures were $8.2 million for the first half, including $4.9 million for the second quarter.

Capital expenditures have been lower than expected year-to-date, but are expected to increase in the third quarter. A major expansion was initiated at Alexander City in the second quarter, a recently acquired aluminum foundry.

At December 31, 1995, the Company had recorded a deferred tax valuation allowance of $26,332,000. If the Company's positive earnings trend of the first half of 1996 continues through the remainder of the year, the Company expects to significantly reduce the deferred tax valuation allowance at or near yearend.


PART II - OTHER INFORMATION



Item 1.  Legal Proceedings


         The Company has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Company's Ironton, Ohio foundry of Ohio water pollution laws and regulations. The Attorney General's Office advised the Company that they could avoid litigation with respect to such violations by entering into a consent order. In November 1995 the Company agreed to pay the State of Ohio a fine of $285,000 to settle the water pollution matter. The parties have agreed to the language of the consent decree, and the Company is waiting for the office of Attorney General to file the decree in Ohio State Court. On receipt of the decree, the fee will be paid by the Company.


Item 2.  Changes in Securities


         None


Item 3.  Defaults Upon Senior Securities


         None

Item 4. Submission of Matters to a Vote of Securities Holders


        The Annual Meeting of Shareholders was held on April 11, 1996. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:


                                         Voted For           Withheld
            John Doddridge               20,681,015          2,227,926
            Vernon R. Alden              20,779,164          2,129,777
            J. Frank Broyles             20,776,986          2,141,955
            J. Patrick Crecine           20,782,164          2,126,777
            Anton Dorfmueller, Jr.       20,687,264          2,221,677
            John B. Ellis                20,775,724          2,133,217
            Wilfred E. Gross , Jr.       20,783,318          2,125,623
            A. Wayne Hardy               20,628,425          2,280,516
            George W. Mathews, Jr.       20,779,485          2,129,456
            Harold C. McKenzie, Jr.      20,786,703          2,122,238
            J. Mason Reynolds            20,785,873          2,123,068
            Curtis W. Tarr               20,690,140          2,218,801


        In addition, the shareholders approved the appointment of Ernst & Young, LLP as the Company's independent auditors for 1996. Vote totals were as follows:


                                  Appointment
                                       of
                                    Auditors
                                  -----------
        Voting for                 22,876,946
        Voting against                  7,275
        Abstentions                    24,720



        A total of 2,141,433 shares were not voted.




Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K


        (a)      The following Exhibits are filed as of part of this report:


        Exhibit
        Number         Description
        -------  ----------------------------------------

        11.1     Computation of Earnings per Common Share

        27.1     Financial Data Schedule

        (b) No reports on Form 8-K were filed by the company for the quarter ended June 30, 1996

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERMET CORPORATION



                                   By:  /s/Doretha J. Christoph
                                        -----------------------------
                                        Doretha J. Christoph
                                        Vice-President Finance
                                        (Principal Financial Officer)


DATE:   August 8, 1996

                                 EXHIBIT INDEX



               Exhibit
               Number         Description
               -------  ----------------------------------------

               11.1     Computation of Earnings per Common Share

               27.1     Financial Data Schedule