Form 10-Q
period 1996-09-30
INTERMET CORP
filed 1996-11-12
CIK 745287

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                         Commission File Number 0-13787

                              INTERMET CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                   58-1563873
----------------------------                  --------------------
(State or other jurisdiction                   (I.R.S. Employer
    of incorporation or                       Identification No.)
      organization)

             5445 Corporate Drive, Suite 200, Troy, Michigan  48098
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

Shares outstanding of each of the issuer's classes of common stock at November 5, 1996: 25,127,374 shares of Common Stock, $0.10 par value share.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets


                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1996              1995
                                                           ------------       ------------
                                                              (In thousands of dollars)
Assets
Current assets:
   Cash and cash equivalents                                $  34,426          $  11,173

   Accounts receivable:
     Trade, less allowance for doubtful accounts of
       $1,028 in 1996 and $1,267 in 1995                       65,757             49,814
     Other                                                      4,101              5,298
                                                            ---------          ---------
                                                               69,858             55,112

   Inventories                                                 30,580             29,155
   Other current assets                                         3,929              7,632
                                                            ---------          ---------
Total current assets                                          138,793            103,072

Property, plant and equipment, at cost                        348,902            344,288
Less:
   Foreign industrial development grants, net of
      amortization                                             (5,001)            (5,469)
   Accumulated depreciation and amortization                 (205,097)          (189,625)
                                                            ---------          ---------
Net property, plant and equipment                             138,804            149,194

Other noncurrent assets                                        17,210             21,805
                                                            ---------          ---------
                                                            $ 294,807          $ 274,071
                                                            =========          =========

See accompanying notes

                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1996               1995
                                              -------------      ------------
                                                  (In thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $ 32,366           $ 28,640
   Income taxes                                   17,343             16,000
   Accrued liabilities                            37,150             43,949
   Notes payable                                     217                 13
   Long-term debt due within one year              1,881              2,596
                                                --------           --------
Total current liabilities                         88,957             91,198

Noncurrent liabilities:
   Long-term debt due after one year              31,631             32,675
   Retirement benefits                            45,572             43,621
   Other noncurrent liabilities                    2,987              5,712
                                                --------           --------
Total noncurrent liabilities                      80,190             82,008

Minority interest                                  2,837              2,837

Shareholders' equity:
   Common stock                                    2,513              2,505
   Capital in excess of par value                 57,029             56,431
   Retained earnings                              62,530             37,125
   Accumulated translation adjustments             2,464              3,765
   Minimum pension liability adjustment           (1,636)            (1,636)
   Unearned restricted stock                         (77)              (162)
                                                --------           --------
Total shareholders' equity                       122,823             98,028
                                                --------           --------
                                                $294,807           $274,071
                                                ========           ========

See accompanying notes.

                              Intermet Corporation

              Interim Condensed Consolidated Statements of Income


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                     --------------------------    -------------------------
                                     SEPTEMBER 30,   OCTOBER 1,    SEPTEMBER 30,  OCTOBER 1,
                                         1996           1995          1996           1995
                                     -------------   ----------    -------------  ----------
                                         (in thousands of dollars, except per share data)
Net sales                               $130,279      $117,331       $408,219      $419,644
Cost of sales                            112,449       104,604        346,335       357,807
                                        --------      --------       --------      --------
Gross profit                              17,830        12,727         61,884        61,837

Operating expenses:
   Selling                                   988         1,047          2,751         3,418
   General and administrative              4,570         4,263         12,455        17,615
                                        --------      --------       --------      --------
                                           5,558         5,310         15,206        21,033
                                        --------      --------       --------      --------
Operating profit                          12,272         7,417         46,678        40,804

Other income and expenses:
   Interest income                           409           117            856           181
   Interest expense                         (702)       (1,399)        (2,141)       (5,399)
   Other, net                                 11           105            (33)           (5)
                                        --------      --------       --------      --------
                                            (282)       (1,177)        (1,318)       (5,223)
                                        --------      --------       --------      --------
Income before income taxes                11,990         6,240         45,360        35,581

Provision for income taxes                 5,204         2,863         18,950        16,147
                                        --------      --------       --------      --------
Net Income                              $  6,786      $  3,377       $ 26,410      $ 19,434
                                        ========      ========       ========      ========
Earnings per share                      $   0.27      $   0.14       $   1.04      $   0.78
                                        ========      ========       ========      ========

See accompanying notes.

                              Intermet Corporation

            Interim Condensed Consolidated Statements of Cash Flows


                                                            NINE MONTHS ENDED
                                                      ----------------------------
                                                        SEPTEMBER 30,   OCTOBER 1,
                                                            1996           1995
                                                       --------------   ----------
                                                        (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                $ 26,410       $ 19,434
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                          21,680         25,075
     Other                                                      68           (314)
     Changes in assets and liabilities:
        Accounts receivable                                (15,612)           (63)
        Inventories                                         (1,780)         4,025
        Accounts payable                                     4,051         (7,495)
        Other assets and liabilities                         2,862         15,248
                                                          --------       --------
Net cash provided by operating activities                   37,679         55,910

INVESTMENT ACTIVITIES
Additions to property, plant and equipment                 (15,359)       (16,720)
Proceeds from sales of property, plant & equipment           3,516          4,496
Other                                                            0           (176)
                                                          --------       --------
Net cash used in investing activities                      (11,843)       (12,400)

FINANCING ACTIVITIES
Net reduction in borrowings                                 (1,325)       (43,789)
Issuance of common stock                                       606            507
Dividends paid                                              (1,005)             0
Other                                                            0           (316)
                                                          --------       --------
Net cash provided by (used in) financing activities         (1,724)       (43,598)

Effect of exchange rate changes on cash and cash
   equivalents                                                (859)         1,017
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents        23,253            929

Cash and cash equivalents at beginning of period            11,173         13,718
                                                          --------       --------
Cash and cash equivalents at end of period                $ 34,426       $ 14,647
                                                          ========       ========

See accompanying notes.

                              Intermet Corporation

         Notes to Interim Condensed Consolidated Financial  Statements

                               September 30, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 1, 1995 and September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

2. Inventories consist of the following (in thousands of dollars):


                          SEPTEMBER 30,      DECEMBER 31,
                              1996               1995
                          -------------      ------------
Finished goods               $ 5,578            $ 5,616
Work in process                4,611              3,989
Raw materials                  4,534              3,975
Supplies and patterns         15,857             15,575
                             -------            -------
                             $30,580            $29,155
                             =======            =======

3. Property, plant and equipment consist of the following
   (in thousands of dollars):


                               SEPTEMBER 30,      DECEMBER 31,
                                   1996               1995
                                 --------           --------
Land                             $  3,471           $  3,585
Buildings and improvements         76,069             77,649
Machinery and equipment           253,487            254,140
Construction in progress           15,875              8,914
                                 --------           --------
                                 $348,902           $344,288
                                 ========           ========

                              Intermet Corporation

4. Long-term debt consists of the following (in thousands of dollars):



                                     SEPTEMBER 30,      DECEMBER 31,
                                         1996               1995
                                      ----------        -----------
Intermet                                 $25,000            $25,000
Subsidiaries                               8,512             10,271
                                         -------            -------
Total long-term debt                      33,512             35,271
Less amounts due within one year           1,881              2,596
                                         -------            -------
Long-term debt due after one year        $31,631            $32,675
                                         =======            =======


5. In March 1994, the Company entered negotiations with the Ohio Attorney General's office concerning past violations of Ohio water pollution laws and regulations at the Ironton foundry. In November 1995, the Company agreed to pay the State of Ohio the determined fine of $285,000 to settle this and all other water discharge violations at Ironton. The Company has accrued this liability at December 31, 1995 and September 30, 1996. The Company does not expect to receive the consent decree from the State in 1996 which would move the payment to 1997. In addition, the Company has submitted a plan to the Ohio EPA to bring its facility into compliance with all applicable air emission requirements, after that agency had advised management of several violations of air pollution regulations. It is not known whether the agency will eventually demand the payment of civil penalties for these past violations.

     The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities.

     The Company does not believe any of these above mentioned proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

Item 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


Material Changes in Financial Condition

The Company's financial position continued to improve during the third quarter. Operating cash flow has remained positive through the third quarter and generated a $23 million net increase in cash and cash equivalents as of
September 30, 1996 for the nine month period.   Capital expenditures totaled
$7.2 million for the third quarter 1996 and $15.4 million year-to-date. The rate of expenditures increased in the third quarter as expected, primarily as a result of the expansion at Alexander City, a new Columbus Neunkirchen brake program and normal summer shutdown projects.

Cash and cash equivalents remained steady at $34 million and long-term debt declined to $32 million at September 30, 1996. The Company declared a cash dividend of $0.04 per share, payable December 30, 1996 to shareholders of record as of December 1, 1996.

The Company purchased a minority interest in IWESA GmbH for $2.6 million (4.0 million DM) effective November 1, 1996. The Company also purchased a newly issued share from IWESA for $0.3 million (0.4 million DM), bringing its share interest to 49% and contributed $3.9 million (6.0 million DM) to the capital reserves of IWESA in support of new capital expansion projects. IWESA is a precision machining and engineering company located in Saarbrucken, Germany, producing parts for the commercial motor vehicle and industrial markets. Major customers include Mercedes Benz, Knorr, Opel, ZF, Kolbenschmidt, Robert Bosch, and Perrot.


Material Changes in Results of Operations

SALES. Sales in the third quarter, 1996 increased almost $13 million or 11% from the third quarter 1995. Excluding acquisitions and divestitures, sales increased more than 15% from the comparable period in 1995 as a result of an improved domestic and European automotive market. Sales of domestic truck, sport-utility and minivan products remained strong in the period, while the passenger car market remained relatively flat. Sales at all domestic locations were up from prior year with the exception of Ironton, which was impacted by a model change. Columbus Neunkirchen (Germany) sales were again negatively affected by exchange rates compared to 1995, although overall sales remained strong and Neunkirchen reported year-over-year increases in U.S. Dollars. Nine month sales in 1996 are down less than 3% from 1995, primarily as a result of fourth quarter 1995 divestitures.

GROSS PROFIT.   Gross profit for the third quarter of 1996 improved to $17.8 million from $12.7 million in third quarter 1995, while year-to-date gross profit improved to $61.9 million from $61.8 million in 1995. Gross profit as a percentage of sales improved to 13.7% in the third quarter of 1996 from 10.9% in the third quarter of 1995. The improved margins are the result of higher volumes and continued cost reduction efforts at domestic and European locations. Third quarter 1995 results were negatively impacted by the PBM divestiture, while both third quarter

1996 and nine month 1996 results were affected by startup costs at the new Alexander City aluminum casting operation and reduced volume at Ironton.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses as a percentage of sales decreased from 4.5% in the third quarter 1995 to 4.3% in the third quarter 1996 and from 5.0% for the nine month period in 1995 to 3.7% for the nine month period in 1996. Absolute expenses in the third quarter increased $0.2 million from 1995, but declined $5.8 million or 28% on a year-to-date basis.

INTEREST EXPENSE. Interest expense declined $0.9 million in the third quarter and $3.9 million year-to-date as a result of lower debt levels and reduced
borrowing costs associated with refinancing.   The Company is in the process of
re-negotiating its current credit arrangements.

At December 31, 1995, the Company had recorded a deferred tax valuation allowance of $26,332,000. If the Company's positive earnings trend of the first three quarters of 1996 continues through the fourth quarter, the Company expects to reduce the deferred tax valuation allowance at or near year end.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

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

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a) The following Exhibits are filed as of part of this report:


         Exhibit
         Number                      Description
         -------        ----------------------------------------

          11.1          Computation of Earnings per Common Share

          27.1          Financial Data Schedule

          (b) No reports on Form 8-K were filed by the company for the quarter ended September 30, 1996

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


DATE:  November 11, 1996

                                 EXHIBIT INDEX


     Exhibit
     Number                  Description
     -------  ----------------------------------------

      11.1     Computation of Earnings per Common Share

      27.1     Financial Data Schedule