Form 10-K405
period 1996-12-31
INTERMET CORP
filed 1997-03-27
CIK 745287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from             to              .


                          Commission File No. 0-13787

                              INTERMET CORPORATION
             (Exact name of registrant as specified in its charter)

            GEORGIA                                        58-1563873
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

      5445 Corporate Drive, Suite 200, Troy, Michigan        48098
  (Address of principal executive offices)                 (Zip code)

                                 (810) 952-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
         None                                       Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.10 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 1997 was $309,179,547 based on $15.50 per share, the closing sale price of the Common Stock as quoted on The NASDAQ Stock Market. For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held by all current directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Securities and Exchange Commission.


At February 25, 1997 there were 25,172,874 shares of Common Stock, $0.10 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Company is a leading independent manufacturer of precision ductile and gray iron and aluminum castings, with production facilities in North America and Europe. The Company's castings are used primarily in passenger cars and light trucks, as well as in heavy trucks. The castings also have railroad, municipal, marine and construction applications. The Company specializes in safety-related parts critical to vehicle control that meet its customers' exacting metallurgical, dimensional and quality control standards. Products manufactured for the automotive, light truck and heavy truck industries include brake and suspension parts, steering components, differential cases, camshafts and crankshafts. The Company provides castings used by over 20 automobile manufacturers throughout the world, including Chrysler, Ford, General Motors, Volkswagen, BMW, Mercedes-Benz, Honda and Toyota.

With the acquisition of Sudbury, Inc. ("Sudbury") in December 1996, the Company also manufactures zinc and aluminum die castings, cantilevered cranes, specialty service vehicle truck bodies and precision machined components for the automotive and industrial markets. In addition, the Company serves the automotive and appliance industries through the application of coatings to metal parts, components and finished products.

As used herein, the term "Company" refers collectively to Intermet Corporation and its subsidiaries, except where otherwise indicated by context.

RECENT DEVELOPMENTS

In December 1996, the Company acquired for cash substantially all of the outstanding stock of Sudbury, Inc. for $182,434,000, including cost of $5,277,000 directly related to the acquisition. The accompanying balance sheet includes as a current liability accrued acquisition costs of $37,299,000 which principally represents the purchase cost of employee stock options and participation certificates. The transaction has been accounted for as a purchase, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of tangible net assets acquired was $82,598,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of Sudbury from the date of acquisition to December 31, 1996 were not significant.

In November 1996, the Company purchased for cash a minority interest in IWESA GmbH, for 4,000,000 DM. The Company also purchased a newly issued share from IWESA for 374,000, DM bringing its share interest to 49%; and contributed 6,000,000 DM to the capital reserves of IWESA in support of new capital expansion projects. The Company's total investment in IWESA amounts to 10,374,000, DM ($6,780,000 at then current exchange rates) and is accounted for on the equity method. The results of operations of IWESA since acquisition have not been significant. IWESA is a precision machining and engineering company located in Saarbrucken, Germany, producing parts for the commercial motor vehicle and industrial markets.

The Company has an unsecured revolving credit agreement with a bank consortium which was refinanced in November 1996. The agreement, which expires in November 1999, provides for loans up to $200,000,000. The borrowing limit includes certain standby letters of credit. At December 31, 1996 such standby letters of credit totaled $3,375,000. The revolving credit agreement provides the Company with several interest rate pricing mechanisms ranging from 6.025% to 8.25% at December 31, 1996. The Company must also pay a fee at an annual rate of .15% on any unused portion of the loan commitment. The revolving credit agreement requires the Company to maintain certain financial ratios and imposes limitations on certain activities.

As a result of the acquisition of Sudbury, the Company assumed the
outstanding subordinated notes of Sudbury.   These notes are due September 1997
and bear interest at an annual rate of 8.6% At December 31, 1996, $9.8 million was outstanding. Prior to Sudbury refinancing its bank debt in May 1993, the subordinated notes provided that interest payments would be made through the issuance of additional promissory notes in the aggregate principal of the amount of interest owed ("PIK Notes"). At December 31, 1996, $.7 million of PIK Notes were outstanding. The terms and conditions of the PIK Notes are identical to the subordinated notes. The Company notified the trustee for the bondholders that it would be redeeming all of the notes prior to maturity, at par, and this redemption was completed February 21, 1997.

Sudbury has a credit agreement with National City Bank and Star Bank for $805,000 to support letters of credit which are outstanding for the same amount as the credit agreement. The letters of credit bear an annual commission rate of .75%, which is payable on a quarterly basis.

PRODUCTS, MARKETS AND SALES

The Company specializes in safety-related parts critical to vehicle control, including brake and suspension parts and steering system components, as well as differential cases, camshafts and crankshafts. Products for other industries include brackets, valves and railroad adaptors. With the acquisition of Sudbury in December 1996, the Company's product lines have expanded to include zinc and aluminum die castings, cantilevered cranes, specialty service vehicle truck bodies, and precision machined components. In addition, the Company serves the automotive and appliance industries with the application of coatings to metal parts.

The Company has had a longstanding quality assurance program and is committed to maintaining its reputation for high quality products and timely delivery. Most of the Company's facilities have QS 9000 certification or are ISO 9002 certified. Many also have Ford's Q-1 quality award and/or Chrysler's PENTASTAR award.

The Company primarily markets its products through its own sales and customer service staff, except in Europe and a few locations in the United States where it also uses independent sales representatives. The Company maintains its principal sales office in Michigan. The Company produces principally to customer order and does not maintain any significant inventory of finished goods not on order.

The Company provides extensive production and technical training to its sales staff. This technical background enables the sales staff to act as an effective liaison between customers and the Company's production personnel and permits the Company to offer customer assistance at the design stage of major casting programs. The Company also employs quality assurance representatives and engineers who work with customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for the Company. In addition to working with customer purchasing personnel, the Company's sales engineers confer with design engineers and other technical staff.

During 1996, 1995 and 1994, direct sales to Chrysler accounted for 23%, 20% and 23%, respectively; direct sales to Ford accounted for 19%, 18% and 23%, respectively; and direct sales to General Motors Corporation accounted for 12%, 18% and 14%, respectively, of the Company's consolidated net sales. The loss of any of these customers or a substantial reduction in their purchases from the Company would have a material adverse effect on the Company. The Company's six largest customers accounted for approximately 72%, 77% and 79% of the Company's consolidated net sales during 1996, 1995 and 1994, respectively.

The following table sets forth information regarding sales by the Company to customers in these markets during 1996, 1995 and 1994.



                                                       1996                  1995                  1994
                                                 ---------------       ----------------      ----------------
                                                  Sales       %         Sales        %        Sales        %
                                                 --------    ---       --------     ---      --------     ---
                                                          (In Thousands of Dollars, Except Percentages)
North American passenger
  cars and light trucks                          $395,500    74         $413,600    76        $380,100    76
North American industrial                          80,200    15           34,800     7          46,100     9
European passenger cars and light trucks           58,800    11           93,300    17          75,100    15
                                               ----------            -----------           -----------
Total Sales                                      $534,500               $541,700              $501,300
                                               ==========            ===========           ===========

In 1996 reported sales included 458,000 tons of casting shipments, compared to 445,000 tons in 1995 and 419,000 tons in 1994. The Company's foundries operated at 87% of average annual capacity in 1996 compared to 89% during 1995, and 99% during 1994.

MANUFACTURING, MACHINING AND DESIGN

The Company produces ductile and gray iron castings, as well as aluminum castings. Gray iron, the oldest and most widely used cast iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron has greater strength and elasticity than gray iron, and its use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily, while aluminum brings a lower weight alternative.
For the years ended December 31, 1996, 1995 and 1994, sales of ductile iron castings represented 87%, 92% and 89%, and sales of gray iron represented 10%, 8% and 11%, respectively, of the Company's total sales (in dollars) of castings, the balance being aluminum castings in 1996. The Company's castings range in size from small pieces weighing less than one pound to castings weighing up to 125 pounds.

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

Customers usually specify the properties their castings are to embody, such as hardness and strength, and the Company determines how best to meet those specifications. Constant testing and monitoring of the manufacturing process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, cobalt x-ray, ultrasonic and magnetic-particle testing equipment, is used extensively in grading scrap metal, analyzing molten metal and testing castings. The Company also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

Many castings require machining (which may include drilling, threading or cutting operations) before they can be put to their ultimate use. Most customers machine their own castings or have them machined by third parties. The Company operates a facility in Columbus, Georgia, where it machines castings produced by it and by others. The Company also contracts with other companies to machine castings it produces before shipment to customers.

With the acquisition of Sudbury in December 1996, the Company also manufactures zinc and aluminum die castings, cantilevered cranes, specialty service vehicle truck bodies and precision machined components for the automotive and industrial markets. In addition, Sudbury serves the automotive and appliance industries through the application of coatings to metal parts, components and finished products.

Sudbury designs and manufactures hydraulic articulating and telescoping truck-mounted cranes, tire handling equipment, air compressors, and service bodies including lubrication, field service, utility and tire service bodies. With these products Sudbury services, both domestically and internationally, the following industries: construction, utilities, tire service, railroad, forestry and municipalities.

Sudbury's high volume precision machining operation principally produces small diameter shafts, spindles and spindle assemblies for the electric motor, electric hand tool and automotive markets.

Sudbury's powder coating facilities have nine powder coating lines. Powder coatings are used to enhance appearance and improve corrosion protection to parts with 95 - 98% efficiency. Powder coating's use of a dry paint process gives it environmental advantages over liquid painting processes by eliminating the use of solvents and the generation of air emissions. These facilities also have the capability of cathodic electrodeposition coating of parts which is used primarily for anti-corrosion purposes.

The Company's design and engineering teams assist the customer, when requested, in the initial stages of product creation and modification. Among other computer-aided design techniques, the Company uses three-dimensional solid modeling software in conjunction with rapid prototype equipment. This equipment greatly enhances the Company's design flexibility and, depending on the complexity of the product, can reduce the time required to produce sample castings for customers by several weeks.

RESEARCH AND DEVELOPMENT

The Company conducts process and product development programs, principally at a separate research and development foundry located adjacent to the Archer
Creek facility in Lynchburg, Virginia, a facility in Decatur, Illinois, and to a lesser extent at laboratories in its other facilities. Current research and testing projects encompass both new manufacturing processes and product development. The research foundries have a self-contained melting and molding facility with complete metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes is focused on ways to lower costs and improve quality. Product development work includes projects to enhance existing iron castings, such as austempering, which enhances the strength and elasticity of iron, as well as projects to develop new products, such as the conversion of forgings to castings. Amounts directly expensed by Intermet for research and development totaled $1.0 million, $0.9 million and $1.5 million in 1996, 1995 and 1994, respectively.

COMPETITION

The Company competes with many other foundries, both domestically and internationally. Some of these foundries are owned by major users of iron castings. For example, the three largest domestic automobile manufacturers, which are among the Company's largest customers, operate their own foundries and have greater financial resources than the Company. However, they also purchase a significant amount of castings from the Company and others, and there is a trend toward increased outsourcing by the domestic original equipment manufacturers. Castings produced by the Company also compete to some degree with malleable iron castings, other metal castings and steel forgings.

The machining industry is highly fragmented and competitive. As in the foundry industry, large purchasers of machined components often have significant in-house capabilities to perform their own machining work.

The Company competes primarily on the basis of product quality, engineering, service and price. The Company emphasizes its ability to produce complex, precision-engineered products in order to compete for value-added castings that generally provide a higher profit margin.

RAW MATERIALS

The primary raw material used by the Company to manufacture iron castings is steel scrap. The Company is not dependent on any single supplier of steel scrap. The Company has no long-term contractual commitments with any steel scrap supplier and does not anticipate any difficulties in obtaining scrap because of the large number of suppliers and because of the Company's position as a major purchaser. The cost of steel scrap is subject to fluctuations, but the Company has implemented arrangements with most of its customers for adjusting its casting prices to reflect those fluctuations.

The Company has contractual arrangements, which expire at various times through 1998, for the purchase of various materials, other than steel scrap, used in or during the manufacturing process. These contracts and the Company's overall level of purchases provide some protection against price increases. In most cases the Company does not have specific arrangements in place to adjust its casting prices for fluctuations in the prices of alloys and other materials.

CYCLICALITY AND SEASONALITY

Most of the Company's products are generally not affected by year-to-year automotive style changes. However, the inherent cyclicality of the automotive industry has affected the Company's sales and earnings during periods of slow economic growth or recession. The Company's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for vacations and model changeovers.

BACKLOG

Most of the Company's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. The lead time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Customers typically issue firm releases and shipping schedules on a monthly basis. The Company's backlog at any given time generally consists only of the orders which have been released for shipment. Certain subsidiaries of the Company, which manufacture industrial products other than castings, have a backlog at December 31, 1996 of $20.5 million in the aggregate ($19.1 million of the backlog is expected to be shipped during 1997).

EMPLOYEES

At February 28, 1997 the Company employed 6,415 persons, including 5,736 in the United States. Of the persons employed in the United States, 4,530 were hourly manufacturing personnel, and the remainder were clerical, sales and management personnel. The Company employed 614 persons in Germany, 526 of whom were hourly manufacturing personnel. The Company employed 65 persons in Mexico, 58 of whom were hourly manufacturing personnel. Most of the manufacturing personnel are represented by unions under collective bargaining agreements expiring at various times through 2000. One collective bargaining agreement covering approximately 339 hourly employees expired in 1996 and was replaced. Another domestic bargaining agreement covering approximately 493 hourly employees was scheduled to expire in January 1997 and was replaced in September 1996.

The Company from time to time adjusts the size of its work force to meet fluctuations in production demands at various facilities and for other reasons. For example, the Company significantly reduced its salaried work force during 1995. During the past ten years the Company has not experienced any strike or work stoppage, other than a five-week strike by the 69 covered employees at the Hibbing, Minnesota plant during 1992. The Company believes that its relationship with its employees is satisfactory.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations, which are implemented principally by the United States Environmental Protection Agency and corresponding state agencies, govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters, and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

Certain of the Company's operating units have been identified as potentially responsible parties in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. In addition, the Company and certain of its operating units are in the process of attempting to resolve certain known environmental matters with various third parties, including those arising in connection with the sale of certain business units by the Company and its present and former subsidiaries.

The Company intends to utilize available legal defenses and remedies, including insurance owned by the Company or its predecessors in interest, with respect to these sites at which environmental proceedings may be involved, to minimize the Company's financial exposure to such matters. The Company, with the assistance of environmental engineers and consultants, has accrued a $5.4 million aggregate reserve to cover estimated known environmental conditions, including those arising from such proceedings. There could also exist, however, more extensive or unknown environmental conditions, including those arising at existing or previously owned business units.

The Company also incurs recurring costs related to environmental matters particularly the management and disposition of waste (principally non-hazardous) generated as part of its ongoing operations. Such costs totaled approximately $9 million in each of 1995 and 1996, and are expected to increase in 1997. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation, dust control equipment and air pollution control. Such expenditures totaled approximately $2.0 million in 1995, $2.4 million in 1996 and are expected to total approximately $5.8 million in 1997. Anticipated 1997 operating capital expenditures for environmental and pollution control matters will be influenced by certain factors, including revenue increases and engineering resources.

In addition to these recurring and anticipated expenditures, the 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type owned by the Company. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate such costs.

The Company currently does not anticipate any environmental costs that would have a material adverse effect on its operations. However, it cannot be assured that the Company's activities will not give rise to actions by governmental agencies or private parties which could cause the Company to incur fines, penalties, operational shutdowns, damages, cleanup costs or other similar expenses. Also, the Company's foundry capacity levels and increases therein are dependent upon the Company's ability to maintain, or obtain increases in such capacity levels in its permits for air emissions or water discharges. In the event the Company desires to increase its foundry capacity levels in the future, it cannot be assured that the Company will be able to obtain approvals of such increases under its applicable permits.

Although the Company continues to assess the potential liability of its operating units for pending and anticipated legal proceedings, the ultimate liability for such environmental matters cannot be predicted with certainty and could exceed the Company's estimates.

See also Item 3 "Legal Proceedings" below and the "Management's Discussion and Analysis of Financial Information" section of the Annual Report to Shareholders of the Company for the year ended December 31, 1996, for additional information related to environmental matters, which are incorporated herein by reference.

FOREIGN OPERATIONS

Information as to revenues, operating profits and identifiable assets for its foreign operations for 1996, 1995 and 1994 is contained in Note 11 of the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders included as Exhibit 13 to this Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Shareholders, and hold office until the next Annual Meeting unless they resign or are removed from office by the Board of Directors prior to the Annual Meeting of Shareholders.

The executive officers of the Company as of February 25, 1997 and their ages and principal positions with the Company as of that date are as follows:


Name (Age)                   Principal Position(s)
----------                   ---------------------
John Doddridge (56)          Chairman of the Board, Chief Executive Officer and
                             President

Doretha J. Christoph (47)    Vice President-Finance, Treasurer, Chief Financial
                             Officer and Secretary

John C. Engeswick (62)       Vice President - Technical Services

Daryl R. Marsh (58)          Group Vice President

David L. Neilson (52)        Vice President - Sales and Marketing

C. James Peterson (49)       Vice President - Foundry Operations

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

Ms. Christoph became Vice President - Finance in June 1995. In addition, she was named Chief Financial Officer in March 1996 and Secretary in January 1997. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

Mr. Engeswick became Vice President - Technical Services in February 1995.
Prior to that time he served as Vice President - Quality Assurance for Intermet Foundries, Inc. (IFI), a former subsidiary of the Company, from 1988.

Mr. Marsh became Group Vice President of the Company in January 1997. Prior to that he served as Vice President - Machining Services from 1993. From 1969 through 1993, Mr. Marsh was employed by Simpson Industries, Inc., most recently as Group Vice President, Transmission and Chassis Group.

Mr. Neilson joined the Company in January 1997 as Vice President - Sales and Marketing. He served as Vice President of Sales for North and South America for ITT Automotive from June 1993 to January 1997. From September 1992 to June 1993, he was Vice President of Sales and Marketing at Takata, Inc. He served as President of Sales at a subsidiary of Automotive Industries from December 1991 to June 1992.

Mr. Peterson became Vice President - Foundry Operations in February 1995. He served as Director of Manufacturing of IFI from 1993 to 1995. From 1985 to 1993, he was with Columbus Foundries, Inc., a subsidiary of the Company, most recently as General Manager.

ITEM 2. PROPERTIES

The Company currently owns, operates or has an ownership interest in nine operational ductile and gray iron foundries, one lost foam aluminum foundry, one aluminum and zinc die cast foundry and two research foundries. Most castings can be produced at more than one of the Company's foundries except that aluminum castings must be produced at Alexander City Casting and die castings must be produced at Cast-Matic. In addition, the Company performs various powder coating services at seven separate facilities, manufactures precision machined components at one facility and manufactures cantilevered cranes and specialty service vehicle truck bodies at another facility.

The following provides information about the manufacturing locations of the Company and the types of products produced at each location:


Name                        Location                     Type of Products
----                        --------                     ----------------
Alexander City              Alexander City, Alabama      Aluminum castings
Archer Creek                Campbell County, Virginia    Ductile iron castings
Ironton Iron                Ironton, Ohio                Ductile iron castings
Columbus                    Columbus, Georgia            Ductile iron castings
Radford Shell               Radford, Virginia            Ductile and gray iron castings
Columbus Neunkirchen        Neunkirchen, Germany         Ductile iron castings
New River                   Radford, Virginia            Ductile iron castings
Northern                    Hibbing, Minnesota           Ductile iron castings
Wagner - Decatur            Decatur, Illinois            Ductile iron castings
Wagner - Havana             Havana, Illinois             Ductile iron castings
Cast-Matic                  Stevensville, Michigan       Aluminum and zinc die castings
Industrial Powder Coatings  Norwalk, Ohio (4 locations)  Custom powder coating
                            Louisville, Kentucky         Blank powder coating
                            Shelbyville, Kentucky        Custom powder coating
                            Monterrey, Mexico            Electrodeposition coating
Frisby P.M.C.               Elk Grove Village, Illinois  High precision machined components
Iowa Mold Tooling           Garner, Iowa                 Metal fabrication of truck
                                                         mounted cranes and specialty
                                                         service vehicle truck bodies

The Company continually reviews the operation of its foundries and may from time to time close one or more foundries on a permanent or temporary basis due to its production needs and general business and economic conditions. The Pennsylvania foundry has been idled since 1991. The Lower Basin foundry stopped pouring iron in 1993 and was closed completely in 1994.

The research foundries are located in Lynchburg, Virginia and Decatur, Illinois, and are wholly-owned by the Company. The Company also owns a machining facility in Georgia; a 49% minority interest in IWESA GmbH in Saarbrucken, Germany, a machining and engineering company; and a 35% interest in General Products Delaware Corporation, a machining and assembly company in Michigan.

In addition, the Company leases certain executive, sales, and other administrative offices, located in Michigan, Georgia and Ontario, Canada.

The only property of the Company which secures long-term indebtedness is the German foundry, which secures indebtedness with an aggregate outstanding principal balance at December 31, 1996 of 3.8 million deutsche marks ($2.4
million at the December 31, 1996 exchange rate).   See Note 6  to the
consolidated financial statements of the Company included in the Company's 1996 Annual Report to Shareholders included as Exhibit 13 to this Report for additional information on secured debt, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

The Company has entered into negotiations with the Office of the Ohio Attorney General with respect to certain past violations by the Company's Ironton, Ohio foundry of Ohio water pollution laws and regulations. The Attorney General's Office advised the Company that the Company could avoid litigation with respect to such violations by entering into a consent order. In November 1995 the Company agreed to pay the State of Ohio a fine of $285,000 to settle the water pollution mater. The parties have agreed to the language of the consent decree, and the Company is waiting for the office of Attorney General to file the decree in Ohio State Court. On receipt of the decree, the fee will be paid by the Company.

With respect to the Company's Sudbury subsidiary, the Minnesota Pollution Control Agency ("MPCA") issued Metalcote Grease and Oil Company ("Metalcote"), a division of Western Capital Corporation which is a non-operating subsidiary of Sudbury, an order in April 1993 to investigate and take other corrective action at property Metalcote owned in St. Paul, Minnesota. This property was subsequently transferred to Randolph Capital Corporation, a subsidiary of Western Capital Corporation. Although Randolph Capital is currently contesting its responsibility for environmental conditions that allegedly exist at the property, Randolph Capital is cooperating with the MPCA and has retained legal counsel and environmental consultants to respond to the MPCA order. Such consultants conducted certain subsurface investigation in the fall of 1996, and the results of such investigation were submitted to, and are currently being reviewed by, the MPCA. Randolph Capital also submitted a claim under Minnesota Petroleum Tank Release Cleanup Act (the "Minnesota Act") for reimbursement of the costs of the investigation at the property, and may submit a claim for any future investigation or cleanup costs incurred at this property. Under the Minnesota Act, such claims are limited to $1 million per release and $2 million per facility. The Company has estimated the future costs related to this matter as part of its environmental reserves (See Note 8 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, furnished to the Commission as Exhibit 13 to this Report, which is incorporated herein by reference and "Environmental Matters" in Item 1 "Business"). The MPCA has yet to respond to the investigation results that were submitted in the fall of 1996, and therefore the actual future costs of such matters are uncertain, and could differ from the Company's estimates.

Consultants on behalf of Sudbury have also completed certain environmental investigations with respect to former operations by Metalcote at an adjacent site in St. Paul Minnesota. In 1995, a release of petroleum products was identified at the site and reported to the MPCA. In connection with the sale of this property to an unrelated third party, Randolph Capital removed all of the aboveground storage/processing tanks at the site and the MPCA issued a Voluntary Petroleum Investigation Cleanup liability protection letter to the buyer. In April and September 1996, environmental consultants for Randolph Capital completed certain further investigation with respect to former operations of the property. The MPCA has reviewed the April 1996 investigation results and is currently reviewing the September 1996 investigation results. The buyer of the former Metalcote property has also requested certain other investigation or remediation with respect to potential environmental issues at the property, and Randolph Capital's consultants and legal counsel are evaluating whether any additional investigation or remediation will be necessary. Randolph Capital submitted a claim under the Minnesota Act for reimbursement of the costs of investigation at this property, and may submit a claim for any future investigation or cleanup costs incurred at the site. The actual future costs of such matters are uncertain, and could differ from the Company's estimates (See Note 8 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, furnished to the Commission as Exhibit 13 to this Report, which is incorporated herein by reference and "Environmental Matters" in Item 1 "Business").

On April 24, 1996, a Stipulation of Dismissal Without Prejudice was filed in the Superior Court of Fulton County, State of Georgia terminating litigation filed on October 6, 1995 by Brickell Partners, a Florida partnership, against the Company and each director of the Company (except George W. Mathews, Jr.). The complaint was brought on behalf of the plaintiff and, purportedly, public shareholders of the Company, as a class. Neither the Company nor its directors were required to pay any damages, legal fees, or any other costs to the plaintiff. In addition, neither the Company nor its directors have paid or have agreed to pay any damages, legal fees, or other costs to the plaintiff.

The Company is also party to a number of other legal proceedings in the ordinary course of its business. Except as set forth above and in the "Environmental Matters" section above, Management of the Company presently does not believe there are any pending or threatened legal proceeding to which the Company is a party of or which any of its property is subject which will have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in Note 12 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

The Company's Common Stock, $0.10 par value, is traded in the over-the-counter market under the NASDAQ symbol "INMT." As of February 25, 1997, there were approximately 585 holders of record of the Company's Common Stock.

The Board of Directors of the Company suspended payment of the regular quarterly dividend in 1993 pending improvement in the Company's operating performance. This suspension was lifted in 1996 due to improvements in the Company's performance. During the third and fourth quarters of 1996, the Company declared and paid dividends of $2.0 million in the aggregate ($.04 per share per quarter). The Company is subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1996, $43,513,000 of the Company's retained earnings were restricted and unavailable for the payment of dividends under those agreements.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data included in the Company's 1996 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, in the section Financial Highlights under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The information included under the heading "Management Discussion and Analysis of Financial Information" in the Company's 1996 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, is hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes of the Company and the report of the independent auditors thereon included in the Company's 1996 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24-month period prior to the date of the Company's financial statements for the fiscal year ended December 31, 1996, the Company did not change auditors.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "INFORMATION ABOUT NOMINEES FOR DIRECTORS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 10, 1997, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the headings "EXECUTIVE COMPENSATION", "INTERMET CORPORATION EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS", "INTERMET CORPORATION COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION", "INTERMET CORPORATION COMPENSATION COMMITTEE" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 10, 1997, filed with the Commission, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 10, 1997, filed with the Commission, is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "CERTAIN TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 10, 1997, filed with the Commission, is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

    The following consolidated financial statements and notes thereto of the Company and its subsidiaries contained in the Company's 1996 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

         Consolidated Balance Sheets at December 31, 1996 and 1995

         Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Auditors

    2.   Financial Statement Schedules

    The following consolidated financial statement schedule for the Company is filed as Item 14(d) hereof, beginning on page F-1.

         Report and Consent of Independent Auditors

         Schedule II - Valuation and Qualifying Accounts

    3.   Exhibits

    The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number  Description of Exhibit

2.1 Agreement and Plan of Merger among the Company, I M Acquisition Corp., and Sudbury, Inc. dated as of November 18, 1996 (included as Exhibit 4 to the Company's Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

2.2 Agreement and Plan of Merger among South Coast Delaware, Inc., Sudbury, Inc. and South Coast Terminals, Inc. dated as of December 22, 1995 (included as Exhibit 2 to Sudbury's Form 10-Q for the fiscal quarter ended November 30, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau among the Company, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996.

3.1 and 4.1     Amended and Restated Articles of Incorporation of the Company
                (included as Exhibit 4.1 to the Company's Form S-3 Registration
                Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2     By-Laws of the Company, as amended (included as Exhibit 3.1 and
                4.1 to the Company's Form 10Q for the quarter ended October 1, 1995, previously filed with the Commission and incorporated herein by reference).

3.3 Resolution dated October 17, 1996 to amend the By-Laws of the Corporation.

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

4.13 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

4.14 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among the Company, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

4.15 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among the Company and various lenders named therein.

4.16 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.17 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between the Company and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note.

4.18 Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(c) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.19 First Amendment dated August 30, 1995 to Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(a) to Sudbury's Form 10-Q for the fiscal quarter ended August 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.20 Second Amendment dated May 31, 1996 to Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(c) to Sudbury's Form 10-K for the fiscal year ended May 31, 1996, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.21 Form of Indenture between Sudbury, Inc. and IBJ Schroder Bank and Trust Company, as Trustee for Sudbury's 8.6% $10 million Senior Subordinated Pay-In-Kind Notes due 1997, distributed pursuant to Sudbury's Third Amended Plan of Reorganization (included as Exhibit T-3 filed by Sudbury on August 17, 1992, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.22 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Company's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as
                Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit
                10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(a) Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(b)         Intermet Corporation Directors Stock Option Plan (included as
                Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.3 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to the Company's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated herein by reference)**

10.4 Stock Purchase Agreement, dated March 30, 1992, by and between the Company, PBM Industries, Inc., Batten Design and Engineering Services, Inc., Wind Point Partners II, L.P., The Prudential Insurance Company of America, Pruco Life Insurance Company, PruSupply Capital Assets, Inc., Ingersoll Engineers, Inc. and certain individuals (included as Exhibit 2.1 to the Company's Form 8-K dated March 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference.)

10.5 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point Partners II, L.P., as Shareholders' Representative, in the principal amount of $438,754.58 (included as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.6 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life Insurance Company, in the principal amount of $12,673.31 (included as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference)

10.7 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of PruSupply Capital Assets, Inc., in the principal amount of $114,059.79 (included as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.8 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point Partners II, L.P., as Shareholders' Representative, in the principal amount of $1,982,107 (included as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.9 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life Insurance Company, in the principal amount of $35,240.53 (included as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.10 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of The Prudential Insurance Company of America, in the principal amount of $317,164.79 (included as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.11 Guaranty Agreement, dated March 30, 1992, by the Company in favor of the shareholders named in the PBM Stock Purchase Agreement (included as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.12 Asset Purchase Agreement among Intermet Corporation, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, as amended by Amendments 1, 2 and 3 thereto (included as an Exhibit to the Company's Form 8-K dated October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.13 Asset Purchase Agreement by and among Ricardo North American Detroit, Inc., Ricardo Group, plc., InterMotive Technologies, Inc. and Intermet Corporation, dated October 12, 1995 (included as an Exhibit to the Company's Form 8-K dated October 18, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(a) Agreement for Purchase and Sale of Assets of Bodine-Robinson, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(a) to the Company's Form 8-K dated November 15, 1995 (the "Robinson 8-K"), File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(b) Agreement for Purchase and Sale of Certain Assets of Robinson Foundry, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson Foundry, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as
                Exhibit 2(b) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(c) Management Agreement among Joe Robinson, the Company and Alexander City Casting Company, Inc., dated November 15, 1995 (included as Exhibit 2(c) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(d) Registration Rights Agreement between the Company and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(d) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.15           Operating Committee 1997 Profit Sharing Plan**

10.16(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.16(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.17 Intermet Salary Continuation Plan (included as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.18 Employment Agreement, dated as of December 1, 1994, by and between the Company and John Doddridge (included as Exhibit
                10.16 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.19 Letter, dated as of December 19, 1994, related to George Mathews' retirement. (included as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.20 Employment Agreement, dated July 15, 1993, by and between the Company and Daryl R. Marsh (included as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.21 Form of employment agreement by and between the Company and the executive officers of the Company, other than John Doddridge, effective November 1, 1996 (included as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.22 Employment Agreement, dated October 26, 1995, by and between the Company and John E. Doddridge (included as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.23 Employment Agreement, dated May 12, 1995, by and between the Company and Doretha Christoph (included as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.24 Employment Agreement, dated December 27, 1996, by and between the Company and David L. Neilson.**

10.25           1997 Directors' Deferred Compensation Plan.**

10.26(a) Employment Agreement between Jacques R. Sardas and Sudbury, Inc. dated July 28, 1995 (included as Exhibit (10)(j) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference). **

10.26(b) Non-Qualified Stock Option Agreement between Jacques R. Sardas and Sudbury, Inc. dated July 28, 1995 (included as Exhibit
                (10)(k) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference). **

10.27(a) Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Inc., Western, General Products Delaware Corporation, General Products Angola Corporation and General Products Corporation (included as Exhibit (10)(b) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

10.27(b) Asset Purchase Agreement dated November 7, 1989 among Sudbury, Inc., Western and General Products Delaware Corporation (included as Exhibit (10)(a) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

11              Computation of Earnings per Common Share.

13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

21              Subsidiaries of the Company.

23              Consent of Independent Auditors (included herein on Page F-1).

27              Financial Data Schedule.

99 Notice of Annual Meeting of Shareholders to be held April 10, 1997 and related Proxy Statement of the Company, dated March 4, 1997 (previously filed with the Commission on March 5, 1997 and incorporated herein by reference).

* This instrument defines the rights of holders of long-term debt of the Company not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. This instrument is not being filed, but the Company will furnish a copy of this instrument to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b) The following current reports on Form 8-K were filed during the fourth quarter of the Company's 1996 fiscal year:

     Form 8-K of the Company, File No. 0-13787, having an event date of November 18, 1996, and related Form 8-K/A.

(c) The Company hereby files as exhibits to this Report the exhibits set forth in Item 14(a)(3) hereof.

(d) The Company hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)(2) hereof.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



Item                                                          Page
----                                                          ----

Consent of Independent Auditors                               F-1

Schedule II - Valuation and Qualifying Accounts               F-2

                        Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intermet Corporation of our report dated January 30, 1997, included in the 1996 Annual Report to Shareholders of Intermet Corporation.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-57665, 33-58354, 33-58352 and 33-59011) pertaining to 50,000 shares of Intermet Corporation common stock, the Intermet Corporation Directors Stock Option Plan, the Intermet Corporation Key Individual Stock Option Plan and the Intermet Corporation Executive Stock Option and Incentive Award Plan, respectively, of our report dated January 30, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Intermet Corporation.



/s/ Ernst & Young LLP

March 26, 1997
Detroit, Michigan

                              Intermet Corporation
                                 (Consolidated)
                                  Schedule II

                       Valuation and Qualifying Accounts




                                            Balance at
                                            Beginning of     Charged to                        Balance at
Description                                   Period          Expense          Other           End of Period
-----------                                 ------------     ----------        -----           ------------
                                                            (In Thousands of Dollars)
Year ended December 31, 1996:
Allowance for returns and doubtful
accounts (a)                                   $ 4,407             (465)(b)     (47)(c)           $ 3,895
Supplies inventory reserve                       3,784             (255)          -                 3,529
Deferred tax asset valuation
allowance                                       26,332                -     (11,513)(e)            14,819

Year ended December 31, 1995:
Allowance for returns and doubtful
accounts (a)                                     3,039            1,319(b)       49(c)              4,407
Supplies inventory reserve                       4,361             (775)        198(c)              3,784
Deferred tax asset valuation
allowance                                       26,332                -           -                26,332

Year ended December 31, 1994:
Allowance for returns and doubtful
accounts (a)                                     2,206              784(b)       49(c)              3,039
Supplies inventory reserve                       3,694              435         232(c)              4,361
Deferred tax asset valuation
allowance                                       30,520            3,683      (7,871)(d)            26,332

(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b) Net effect of amounts charged to expense less actual returns and write offs.

(c) Effect of foreign currency translation.

(d) Increase (decrease) in certain deferred tax assets, including effect of U.S. rate change in 1993.

(e) Decrease in valuation allowance due to increased viability of anticipated future income.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERMET CORPORATION

                    (Company)


                    By: /s/ John Doddridge
                            --------------------------------------------------
                                  John Doddridge
                                  Chairman of the Board of Directors, Chief
                                  Executive Officer and President

                            Date:  March 25, 1997


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 25, 1997 by the following persons on behalf of the Company in the capacities indicated.



Signature                       Capacity


/s/ John Doddridge              Chairman of the Board of Directors, Chief
------------------------------- Executive Officer and President
John Doddridge                  (Principal Executive Officer)

/s/ Vernon R. Alden             Director
-------------------------------
Vernon R. Alden

/s/ J. Frank Broyles            Director
-------------------------------
J. Frank Broyles

/s/ John P. Crecine             Director
-------------------------------
John P. Crecine

/s/ Anton Dorfmueller, Jr.       Director
-------------------------------
Anton Dorfmueller, Jr.

/s/ John B. Ellis                Director
-------------------------------
John B. Ellis

/s/ Wilfred E. Gross, Jr.        Director
-------------------------------
Wilfred E. Gross, Jr.

/s/ A. Wayne Hardy               Director
-------------------------------
A. Wayne Hardy

/s/ George W. Mathews, Jr.       Director
-------------------------------
George W. Mathews, Jr.

/s/ Harold C. McKenzie, Jr.      Director
-------------------------------
Harold C. McKenzie, Jr.

/s/ J. Mason Reynolds            Director
-------------------------------
J. Mason Reynolds

/s/ Curtis W. Tarr               Director
-------------------------------
Curtis W. Tarr

/s/ Doretha J. Christoph         Vice President--Finance, Chief Financial
-------------------------------  Officer and Secretary
Doretha J. Christoph             (Principal Financial Officer)

                                EXHIBIT INDEX



Exhibit Number  Description of Exhibit

2.1 Agreement and Plan of Merger among the Company, I M Acquisition Corp., and Sudbury, Inc. dated as of November 18, 1996 (included as Exhibit 4 to the Company's Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

2.2 Agreement and Plan of Merger among South Coast Delaware, Inc., Sudbury, Inc. and South Coast Terminals, Inc. dated as of December 22, 1995 (included as Exhibit 2 to Sudbury's Form 10-Q for the fiscal quarter ended November 30, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau among the Company, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996.

3.1 and 4.1     Amended and Restated Articles of Incorporation of the Company
                (included as Exhibit 4.1 to the Company's Form S-3 Registration
                Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2     By-Laws of the Company, as amended (included as Exhibit 3.1 and
                4.1 to the Company's Form 10Q for the quarter ended October 1, 1995, previously filed with the Commission and incorporated herein by reference).

3.3 Resolution dated October 17, 1996 to amend the By-Laws of the Corporation.

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

4.13 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

4.14 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among the Company, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

4.15 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among the Company and various lenders named therein.

4.16 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

4.17 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between the Company and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note.

4.18 Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(c) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.19 First Amendment dated August 30, 1995 to Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(a) to Sudbury's Form 10-Q for the fiscal quarter ended August 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.20 Second Amendment dated May 31, 1996 to Credit Agreement by and among Sudbury, Inc. and National City Bank, Star Bank, National Association and National City Bank, as Agent, dated May 30, 1995, (included as Exhibit (4)(c) to Sudbury's Form 10-K for the fiscal year ended May 31, 1996, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.21 Form of Indenture between Sudbury, Inc. and IBJ Schroder Bank and Trust Company, as Trustee for Sudbury's 8.6% $10 million Senior Subordinated Pay-In-Kind Notes due 1997, distributed pursuant to Sudbury's Third Amended Plan of Reorganization (included as Exhibit T-3 filed by Sudbury on August 17, 1992, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

4.22 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Company's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as
                Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit
                10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(a) Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.2(b)         Intermet Corporation Directors Stock Option Plan (included as
                Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.3 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to the Company's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated herein by reference)**

10.4 Stock Purchase Agreement, dated March 30, 1992, by and between the Company, PBM Industries, Inc., Batten Design and Engineering Services, Inc., Wind Point Partners II, L.P., The Prudential Insurance Company of America, Pruco Life Insurance Company, PruSupply Capital Assets, Inc., Ingersoll Engineers, Inc. and certain individuals (included as Exhibit 2.1 to the Company's Form 8-K dated March 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference.)

10.5 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point Partners II, L.P., as Shareholders' Representative, in the principal amount of $438,754.58 (included as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.6 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life Insurance Company, in the principal amount of $12,673.31 (included as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference)

10.7 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of PruSupply Capital Assets, Inc., in the principal amount of $114,059.79 (included as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.8 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Wind Point Partners II, L.P., as Shareholders' Representative, in the principal amount of $1,982,107 (included as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.9 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of Pruco Life Insurance Company, in the principal amount of $35,240.53 (included as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.10 Promissory Note, dated March 30, 1992, executed by Intermet Machining, Inc. in favor of The Prudential Insurance Company of America, in the principal amount of $317,164.79 (included as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.11 Guaranty Agreement, dated March 30, 1992, by the Company in favor of the shareholders named in the PBM Stock Purchase Agreement (included as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.12 Asset Purchase Agreement among Intermet Corporation, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, as amended by Amendments 1, 2 and 3 thereto (included as an Exhibit to the Company's Form 8-K dated October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.13 Asset Purchase Agreement by and among Ricardo North American Detroit, Inc., Ricardo Group, plc., InterMotive Technologies, Inc. and Intermet Corporation, dated October 12, 1995 (included as an Exhibit to the Company's Form 8-K dated October 18, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(a) Agreement for Purchase and Sale of Assets of Bodine-Robinson, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(a) to the Company's Form 8-K dated November 15, 1995 (the "Robinson 8-K"), File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(b) Agreement for Purchase and Sale of Certain Assets of Robinson Foundry, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson Foundry, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as
                Exhibit 2(b) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(c) Management Agreement among Joe Robinson, the Company and Alexander City Casting Company, Inc., dated November 15, 1995 (included as Exhibit 2(c) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.14(d) Registration Rights Agreement between the Company and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(d) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.15           Operating Committee 1997 Profit Sharing Plan**

10.16(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.16(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.17 Intermet Salary Continuation Plan (included as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.18 Employment Agreement, dated as of December 1, 1994, by and between the Company and John Doddridge (included as Exhibit
                10.16 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.19 Letter, dated as of December 19, 1994, related to George Mathews' retirement. (included as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.20 Employment Agreement, dated July 15, 1993, by and between the Company and Daryl R. Marsh (included as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1994, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.21 Form of employment agreement by and between the Company and the executive officers of the Company, other than John Doddridge, effective November 1, 1996 (included as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.22 Employment Agreement, dated October 26, 1995, by and between the Company and John E. Doddridge (included as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.23 Employment Agreement, dated May 12, 1995, by and between the Company and Doretha Christoph (included as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

10.24 Employment Agreement, dated December 27, 1996, by and between the Company and David L. Neilson.**

10.25           1997 Directors' Deferred Compensation Plan.**

10.26(a) Employment Agreement between Jacques R. Sardas and Sudbury, Inc. dated July 28, 1995 (included as Exhibit (10)(j) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference). **

10.26(b) Non-Qualified Stock Option Agreement between Jacques R. Sardas and Sudbury, Inc. dated July 28, 1995 (included as Exhibit
                (10)(k) to Sudbury's Form 10-K for the fiscal year ended May 31, 1995, File No. 1-10023, previously filed with the Commission and incorporated herein by reference). **

10.27(a) Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Inc., Western, General Products Delaware Corporation, General Products Angola Corporation and General Products Corporation (included as Exhibit (10)(b) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

10.27(b) Asset Purchase Agreement dated November 7, 1989 among Sudbury, Inc., Western and General Products Delaware Corporation (included as Exhibit (10)(a) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

11              Computation of Earnings per Common Share.

13 Annual Report to Shareholders. Certain portions of this Exhibit which are incorporated by reference into this Report on Form 10-K are filed herewith.

21              Subsidiaries of the Company.

23              Consent of Independent Auditors (included herein on Page F-1).

27              Financial Data Schedule.

99 Notice of Annual Meeting of Shareholders to be held April 10, 1997 and related Proxy Statement of the Company, dated March 4, 1997 (previously filed with the Commission on March 5, 1997 and incorporated herein by reference).

* This instrument defines the rights of holders of long-term debt of the Company not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. This instrument is not being filed, but the Company will furnish a copy of this instrument to the Commission upon request.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.