Form 10-Q
period 1997-03-31
INTERMET CORP
filed 1997-05-14
CIK 745287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997, or

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

                                 (248) 952-2500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]


At May 1, 1997 there were 25,213,374 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets


                                                         March 31,     December 31,
                                                           1997            1996
                                                         --------------------------
                                                       (Unaudited)
                                                         (in thousands of dollars)
Assets
Current assets:
 Cash and cash equivalents                               $  14,133        $  23,485
 Accounts receivable:
  Trade, less allowance for doubtful accounts of
   $1,175 in 1997 and $949 in 1996                         110,649           87,049
  Other                                                      5,999            4,642
                                                         --------------------------
                                                           116,648           91,691

 Inventories                                                55,349           56,047
 Other current assets                                        8,430           18,071
                                                         --------------------------
Total current assets                                       194,560          189,294

Property, plant and equipment, at cost                     437,087          436,704
Less:
 Foreign industrial development grants, net of
    amortization                                            (4,341)          (4,804)
 Accumulated depreciation and amortization                (212,601)        (209,118)
                                                         --------------------------
Net property, plant and equipment                          220,145          222,782

Goodwill, net of amortization                               87,593           88,223
Other noncurrent assets                                     24,772           26,013
                                                         --------------------------
                                                         $ 527,070        $ 526,312
                                                         ==========================



See accompanying notes.

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets


                                           March 31,    December 31,
                                             1997           1996
                                           -------------------------
                                          (Unaudited)
                                            (in thousands of dollars)
[S]                                        [C]             [C]
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                          $ 57,323         $ 54,721
 Income taxes payable                         9,148           15,198
 Accrued liabilities                         51,809           51,474
 Accrued Sudbury acquisition costs            3,272           37,299
 Long-term debt due within one year           2,218           12,676
                                           --------------------------
Total current liabilities                   123,770          171,368


Noncurrent liabilities:
 Long-term debt due after one year          189,589          149,477
 Retirement benefits                         57,880           53,421
 Other noncurrent liabilities                 3,928            8,107
                                           -------------------------
Total noncurrent liabilities                251,397          211,005

Minority interest                             2,837            2,837


Shareholders' equity:
 Common stock                                 2,521            2,517
 Capital in excess of par value              58,620           57,308
 Retained earnings                           88,209           78,267
 Accumulated translation adjustments            345            3,548
 Minimum pension liability adjustment          (485)            (485)
 Unearned restricted stock                     (144)             (53)
                                           -------------------------
Total shareholders' equity                  149,066          141,102
                                           -------------------------

                                           $527,070         $526,312
                                           =========================

See accompanying notes.

                              Intermet Corporation

              Interim Condensed Consolidated Statements of Income



                                        Three months ended
                                     March 31,     March 31,
                                        1997         1996
                                     -----------------------
                                            (Unaudited)
                                    (in thousands of dollars,
                                     except per share data)

[S]                                  [C]            [C]
Net sales                            $209,491       $134,158
Cost of sales                         181,886        114,381
                                     -----------------------
Gross profit                           27,605         19,777

Operating expenses:
 Selling                                2,027            881
 General and administrative             4,943          4,248
                                     -----------------------
                                        6,970          5,129

                                     -----------------------
Operating profit                       20,635         14,648

Other income and expenses:
 Interest income                          233            171
 Interest expense                      (2,997)          (779)
 Other, net                              (163)            61
                                     -----------------------
                                       (2,927)          (547)
                                     -----------------------
Income before income taxes             17,708         14,101
Provision for income taxes              6,757          5,291
                                     -----------------------
Net income                           $ 10,951       $  8,810
                                     =======================
Earnings per share                   $   0.43       $   0.35
                                     =======================

See accompanying notes.

                              Intermet Corporation

            Interim Condensed Consolidated Statements of Cash Flows


                                                                   Three months ended
                                                             March 31, 1997   March 31, 1996
                                                             -------------------------------
                                                                      (Unaudited)
                                                               (in thousands of dollars)
OPERATING ACTIVITIES
Net income                                                   $  10,951              $  8,810
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                 9,290                 7,228
   Other                                                          (644)                    0
   Changes in assets and liabilities:
     Accounts receivable                                       (25,927)              (14,362)
     Inventories                                                   205                (1,234)
     Accounts payable                                            2,889                 2,518
     Other assets and liabilities                                5,972                 1,258
                                                             -------------------------------
Net cash provided by operating activities                        2,736                 4,218

INVESTMENT ACTIVITIES
Additions to property, plant and equipment                      (7,871)               (3,315)
Sudbury acquisition costs                                      (34,027)                    0
Other                                                              901                     0
                                                             -------------------------------
Net cash used in investing activities                          (40,997)               (3,315)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings                           30,006                  (667)
Issuance of common stock                                           332                   203
Dividends paid                                                  (1,009)                    0
Other                                                            1,564                   (43)
                                                             -------------------------------
Net cash provided by (used in) financing activities             30,893                  (507)

Effect of exchange rate changes on cash and cash
 equivalents                                                    (1,984)                 (823)
                                                             -------------------------------
Net decrease in cash and cash equivalents                       (9,352)                 (427)

Cash and cash equivalents at beginning of period                23,485                11,173
                                                             -------------------------------
Cash and cash equivalents at end of period                   $  14,133              $ 10,746
                                                             ===============================

See accompanying notes.

                              Intermet Corporation

         Notes to Interim Condensed Consolidated Financial Statements

                           March 31, 1997 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Inventories

Inventories consist of the following (in thousands of dollars):


                                      March 31,          December 31,
                                        1997                 1996
                                    ------------         ------------
      Finished goods                   $ 12,377             $ 13,530
      Work in process                    13,335               13,408
      Raw materials                       9,570               11,679
      Supplies and patterns              20,067               17,430
                                       --------             --------
                                       $ 55,349             $ 56,047
                                       ========             ========

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):


                                      March 31,          December 31,
                                        1997                1996
                                    ------------         ------------
      Land                             $  5,077             $  5,260
      Buildings and improvements         87,486               88,459
      Machinery and equipment           332,151              335,003
      Construction in progress           12,373                7,982
                                       --------             --------
                                       $437,087             $436,704
                                       ========             ========

                              Intermet Corporation

                           March 31, 1997 (Unaudited)


Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $87,593,000 and $88,223,000 (net of accumulated amortization of $2,467,000 and $1,837,000) at March 31, 1997 and December 31, 1996,
respectively. Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996, as calculated pursuant to Statement No. 128, do not differ from the reported amounts.

2.   Debt

Long term debt consists of the following (in thousands of dollars):



                                              March 31,       December 31,
                                                1997              1996
                                            ------------      ------------
        Intermet                               $184,000           $143,400
        Subsidiaries                              7,807             18,753
                                               --------           --------
        Total long-term debt                    191,807            162,153
        Less amounts due within one year          2,218             12,676
                                               --------           --------
        Long-term debt due after one year      $189,589           $149,477
                                               ========           ========

                              Intermet Corporation

                           March 31, 1997 (Unaudited)


3.   Environmental and Legal Matters

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company's Ironton, Ohio foundry. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company will reimburse the Attorney General's Office $13,000 in May 1997 for the costs of investigating
this case.   The Company will also pay $272,103 in civil penalties in June
1997.  These amounts have been fully accrued since 1995.

The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities.

The Company does not believe any of the above mentioned proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

4. Acquisitions and Dispositions

In December, 1996, the Company acquired for cash substantially all of the outstanding stock of Sudbury, Inc. ("Sudbury") for $182,434,000, including costs of $5,277,000 directly related to the acquisition. The accompanying balance sheet includes as a current liability, remaining accrued acquisition costs of approximately $3,272,000. The transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of tangible net assets acquired was $82,598,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. Sudbury, Inc. and its subsidiaries manufacture high-quality industrial products. The products are used primarily in the automotive, appliance and construction markets providing iron, aluminum and zinc castings; applications of custom coatings; cranes, truck bodies and related equipment; and precision machined components.

The following represents the unaudited pro forma consolidated results of operations for the Company for the three months ended March 31, 1996, assuming the acquisition described above occurred on January 1, 1996 (in thousands of dollars, except for per share data):


                                            Three months
                                               ended
                                           March 31, 1996
                                           --------------
            Net sales                          $209,357
            Net income                            9,490
            Income per common share            $   0.38

                              Intermet Corporation

                           March 31, 1997 (Unaudited)


These pro forma results are presented for comparative purposes only. They are not necessarily indicative of what would have occurred had the acquisitions actually transpired on January 1, 1996, or of future results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

Net cash provided by operating activities is positive for the first quarter of 1997 but is $1.5 million less than the operating cash flow for the same period in 1996. This difference is due primarily to an increase in accounts receivable caused by increased sales. The Company's investing activities include a $34.0 million payment for costs related to the Sudbury acquisition. Most of the increase in borrowings was used to finance these acquisition costs. Capital expenditures totaled $7.9 million for the first quarter 1997.

Cash and cash equivalents decreased to $14.1 million at March 31, 1997 from $23.5 million at December 31, 1996. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on March 1, 1997.

Material Changes in Results of Operations

SALES. Sales in the first quarter of 1997 were $75.3 million (or 56%) higher than those for the same period in 1996. This increase relates primarily to the acquisition of Sudbury in late December 1996. Domestic sales during the three months ended March 31, 1997, without regard to Sudbury, were approximately $3.0 million (or 2%) higher than during the same period in 1996. Sales at most domestic locations were up from the prior year with the exception of those impacted by phase-out and model changeover. Sales at Wagner Castings (part of the December 1996 Sudbury acquisition) for the first quarter of 1997 decreased approximately $4.0 million from levels for the same period in 1996. This decrease is a result of Wagner Casting's decision to withdraw from the malleable iron production business. Sales of domestic truck, sport-utility and minivan products remained strong in the period, while the passenger car market remained relatively flat. Columbus Neunkirchen (Germany) sales during the first quarter of 1997 were up slightly from the same period in 1996, but were negatively affected by exchange rates, resulting in an 11% decrease in sales compared to the first quarter of 1996.

GROSS PROFIT. Gross profit for the three months ended March 31, 1997 increased $7.8 million from the same period in 1996. This improvement, which is due to the acquisition of Sudbury, was partially offset by decreases in gross profit at certain other Intermet locations. Gross profit as a percentage of sales were 13.2% and 14.7% for the quarters ended March 31, 1997 and 1996, respectively. This decrease is due primarily to continued high development costs at the lost foam aluminum plant and the unbalanced workload at some domestic foundries. In addition, the Sudbury subsidiaries in the aggregate generate lower margins than pre-acquisition Intermet subsidiaries as a whole.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales decreased from 3.8% in the first quarter 1996 to 3.3% in the first quarter 1997. This decrease occurred because sales increased with the acquisition of Sudbury without a significant increase in selling, general and administrative expense.

INTEREST EXPENSE. Interest expense increased to $3.0 million for the three months ended March 31, 1997 from $0.8 million for the same period in 1996. This increase relates primarily to the acquisition of Sudbury.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company's Ironton, Ohio foundry. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company will reimburse the Attorney General's Office $13,000 in May 1997 for the costs of investigating
this case.   The Company will also pay $272,103 in civil penalties in June
1997.  These amounts have been fully accrued since 1995.


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number  Description of Exhibit

11.1            Computation of Earnings per Common Share.

27.1            Financial Data Schedule.

(b) The following current reports on Form 8-K were filed by the Company during the three months ended March 31, 1997:

     Form 8-K of the Company, File No. 0-13787, having an event date of December 21, 1996, and related Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERMET CORPORATION



                              By:    /s/ Doretha J. Christoph
                                     ------------------------
                                     Doretha J. Christoph
                                     Vice President - Finance, Chief Financial
                                     Officer and Secretary
                                     (Principal Financial Officer)


                              Date:  May 9, 1997

                                Exhibits Index



Exhibit Number  Description of Exhibit

11.1            Computation of Earnings per Common Share.

27.1            Financial Data Schedule.