Form 10-Q
period 1997-06-30
INTERMET CORP
filed 1997-08-01
CIK 745287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1997, or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from             to              .


                          Commission File No. 0-13787

                              INTERMET CORPORATION
             (Exact name of registrant as specified in its charter)

            GEORGIA                                       58-1563873
         (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)

          5445 Corporate Drive, Suite 200, Troy, Michigan  48098-2683
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

At July 24, 1997 there were 25,238,374 shares of Common Stock, $0.10 par value, outstanding.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              INTERMET CORPORATION
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                              -----------   ------------
                                                                 1997           1996
                                                              (UNAUDITED)
                                                              (IN THOUSANDS OF DOLLARS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   7,403     $  23,485
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $1,697
      in 1997
       and $949 in 1996.....................................     109,722        87,049
     Other..................................................       7,955         4,642
                                                               ---------     ---------
                                                                 117,677        91,691
  Inventories...............................................      57,103        56,047
  Other current assets......................................       8,478        18,071
                                                               ---------     ---------
          Total current assets..............................     190,661       189,294
Property, plant and equipment, at cost......................     442,173       436,704
Less:
  Foreign industrial development grants, net of
     amortization...........................................      (4,039)       (4,804)
  Accumulated depreciation and amortization.................    (216,571)     (209,118)
                                                               ---------     ---------
Net property, plant and equipment...........................     221,563       222,782
Goodwill, net of amortization...............................      86,963        88,223
Other noncurrent assets.....................................      23,749        26,013
                                                               ---------     ---------
          Total assets......................................   $ 522,936     $ 526,312
                                                               =========     =========

                            See accompanying notes.

                              INTERMET CORPORATION
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,        DECEMBER 31,
                                                                -----------      ------------
                                                                   1997              1996
                                                                (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS)
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable..........................................     $ 57,966          $ 54,721
  Income taxes payable......................................        7,389            15,198
  Accrued liabilities.......................................       52,755            51,474
  Accrued Sudbury acquisition costs.........................        1,306            37,299
  Long-term debt due within one year........................        1,891            12,676
                                                                 --------          --------
     Total current liabilities..............................      121,307           171,368
Non current liabilities:
  Long term debt due after one year.........................      179,627           149,477
  Retirement benefits.......................................       54,790            53,421
  Other noncurrent liabilities..............................        6,029             8,107
                                                                 --------          --------
     Total noncurrent liabilities...........................      240,446           211,005
Minority interest...........................................        2,337             2,837
Shareholders' equity:
  Common stock..............................................        2,523             2,517
  Capital in excess of par value............................       60,922            57,308
  Retained earnings.........................................       98,337            78,267
  Accumulated translation adjustments.......................       (2,331)            3,548
  Minimum pension liability adjustment......................         (485)             (485)
  Unearned restricted stock.................................         (120)              (53)
                                                                 --------          --------
     Total shareholders' equity.............................      158,846           141,102
                                                                 --------          --------
     Total liabilities and shareholders' equity.............     $522,936          $526,312
                                                                 ========          ========

                            See accompanying notes.

                              INTERMET CORPORATION
              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ----------------------    ----------------------
                                                        JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                        ---------    ---------    ---------    ---------
                                                          1997         1996         1997         1996
                                                                          (UNAUDITED)
                                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales...........................................     $210,898     $143,782     $420,389     $277,940
Cost of sales.......................................      182,639      119,505      364,537      233,886
                                                         --------     --------     --------     --------
Gross profit........................................       28,259       24,277       55,852       44,054
Operating expenses:
  Selling...........................................        2,498          882        4,924        1,763
  General and administrative........................        5,089        3,637        9,622        7,885
                                                         --------     --------     --------     --------
                                                            7,587        4,519       14,546        9,648
                                                         --------     --------     --------     --------
Operating profit....................................       20,672       19,758       41,306       34,406
Other income and expenses:
  Interest income...................................          200          276          437          447
  Interest expense..................................       (3,151)        (660)      (6,147)      (1,439)
  Other, net........................................       (1,241)        (105)      (1,407)         (44)
                                                         --------     --------     --------     --------
                                                           (4,192)        (489)      (7,117)      (1,036)
                                                         --------     --------     --------     --------
Income before income taxes..........................       16,480       19,269       34,189       33,370
Provision for income taxes..........................        5,344        8,455       12,103       13,746
                                                         --------     --------     --------     --------
Net income..........................................     $ 11,136     $ 10,814     $ 22,086     $ 19,624
                                                         ========     ========     ========     ========
Earnings per share..................................     $   0.44     $   0.42     $   0.86     $   0.77
                                                         ========     ========     ========     ========

                            See accompanying notes.

                              INTERMET CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                  JUNE 30,         JUNE 30,
                                                                -------------    -------------
                                                                    1997             1996
                                                                         (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS)
                    OPERATING ACTIVITIES
Net income..................................................      $ 22,086         $ 19,624
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................        18,582           14,475
     Other..................................................          (409)              58
     Changes in assets and liabilities:
          Accounts receivable...............................       (27,735)         (13,476)
          Inventories.......................................        (1,801)            (840)
          Accounts payable..................................         3,701            7,829
          Other assets and liabilities......................         6,161            3,395
                                                                  --------         --------
Net cash provided by operating activities...................        20,585           31,065
                    INVESTING ACTIVITIES
Additions to property, plant and equipment..................       (18,672)          (8,194)
Sudbury acquisition costs...................................       (35,993)              --
Other.......................................................         2,984               44
                                                                  --------         --------
Net cash used in investing activities.......................       (51,681)          (8,150)
                    FINANCING ACTIVITIES
Net increase (decrease) in borrowings.......................        19,625           (1,047)
Issuance of common stock....................................           537              298
Dividends paid..............................................        (2,017)              --
Other.......................................................             2            2,026
                                                                  --------         --------
Net cash provided by financing activities...................        18,147            1,277
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (3,133)            (485)
                                                                  --------         --------
Net (decrease) increase in cash and cash equivalents........       (16,082)          23,707
Cash and cash equivalents at beginning of period............        23,485           11,173
                                                                  --------         --------
Cash and cash equivalents at end of period..................      $  7,403         $ 34,880
                                                                  ========         ========

                            See accompanying notes.

                              INTERMET CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     Inventories

     Inventories consist of the following (in thousands of dollars):

                                                              JUNE 30,   DECEMBER 31,
                                                              --------   ------------
                                                                1997         1996
Finished goods..............................................  $10,963      $13,530
Work in process.............................................   15,509       13,408
Raw materials...............................................   12,199       11,679
Supplies and patterns.......................................   18,432       17,430
                                                              -------      -------
                                                              $57,103      $56,047
                                                              =======      =======

     Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands of dollars):

                                                              JUNE 30,   DECEMBER 31,
                                                              --------   ------------
                                                                1997         1996
Land........................................................  $  4,964     $  5,260
Buildings and improvements..................................    86,568       88,459
Machinery and equipment.....................................   313,868      335,003
Construction in progress....................................    36,773        7,982
                                                              --------     --------
                                                              $442,173     $436,704
                                                              ========     ========

     Intangible Assets

     Intangible assets consist principally of costs in excess of net assets acquired of $86,963,000 and $88,223,000 (net of accumulated amortization of $3,097,000 and $1,837,000) at June 30, 1997 and December 31, 1996, respectively.
Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

     Income Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the

                              INTERMET CORPORATION
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Earnings per share and fully diluted earnings per share for the three and six month periods ended June 30, 1997 and June 30, 1996, as calculated pursuant to Statement No. 128, do not differ materially from the reported amounts.

2. DEBT

     Long term debt consists of the following (in thousands of dollars):

                                                                JUNE 30,    DECEMBER 31,
                                                                --------    ------------
                                                                  1997          1996
Intermet....................................................    $174,500      $143,400
Subsidiaries................................................       7,018        18,753
                                                                --------      --------
Total long-term debt........................................     181,518       162,153
Less amounts due within one year............................       1,891        12,676
                                                                --------      --------
Long-term debt due after one year...........................    $179,627      $149,477
                                                                ========      ========

3. ENVIRONMENTAL AND LEGAL MATTERS

     The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. There could exist, however, more extensive or unknown environmental situations at existing or previously owned businesses for which the future cost is not known or exceeds amounts accrued at June 30, 1997.

     The Company is also engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe any of these above-mentioned proceedings or matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

4. ACQUISITIONS AND DISPOSITIONS

     In May 1997, the Company purchased all of Ford Motor Company's interest in New River Castings Company's ("New River") outstanding preferred stock for $500,000. Intermet now owns 100% of the New River facility.

     In December, 1996, the Company acquired for cash substantially all of the outstanding stock of Sudbury, Inc. ("Sudbury") for $182,434,000, including costs of $5,277,000 directly related to the acquisition. The accompanying balance sheet includes as a current liability remaining accrued acquisition costs of approximately $1,306,000. The transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of tangible net assets acquired was $82,598,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. Sudbury and its subsidiaries manufacture high-quality castings and industrial products. The products are used primarily in the automotive, appliance and construction markets providing iron, aluminum and zinc castings; applications of custom coatings; cranes, truck bodies and related equipment; and precision machined components.

                              INTERMET CORPORATION
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     The following represents the unaudited pro forma consolidated results of operations for the Company for the three and six months ended June 30, 1996, assuming the acquisition described above occurred on January 1, 1996 (in thousands of dollars, except for per share data):

                                                              THREE MONTHS   SIX MONTHS
                                                                 ENDED         ENDED
                                                              ------------   ----------
                                                                JUNE 30,      JUNE 30,
                                                              ------------   ----------
                                                                  1996          1996
Net sales...................................................    $220,978      $430,335
Net income..................................................      13,709        23,199
Income per common share.....................................       $0.54         $0.91

     These pro forma results are presented for comparative purposes only. They are not necessarily indicative of what would have occurred had the acquisitions actually transpired on January 1, 1996, or of future results of operations.

5. INVESTMENT IN IWESA GMBH

     During the second quarter of 1997, the Company's ownership of the common stock of IWESA GmbH ("IWESA") increased from 49% to 72%. The Company's majority control of IWESA is likely to be temporary and, accordingly, the Company is accounting for this investment on the equity method. For the six month period ended June 30, 1997, the Company's equity in net loss of IWESA is 1,352,000 DM ($788,000) (none in 1996).

6. INCOME TAXES

     The decrease in the effective tax rate for the six month period ended June 30, 1997 from the same period in 1996, is attributable to the tax benefits from the utilization of net operating loss tax carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material Changes in Financial Condition

     For the first six months of 1997, net cash provided by operating activities was $20.6 million compared to $31.1 million for the same period in 1996. This difference is due primarily to a substantial increase in accounts receivable caused by increased sales. The Company's investing activities substantially increased and include a $36.0 million payment for costs related to the Sudbury acquisition, as well as a $10.5 million increase in additions to property, plant and equipment. Financing activities also increased significantly, principally as a result of the increase in borrowings used to fund accounts receivable, and to finance additional Sudbury acquisition costs.

     Cash and cash equivalents decreased to $7.4 million at June 30, 1997 from $23.5 million at December 31, 1996. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on June 1, 1997.

Material Changes in Results of Operations

SALES. Sales in the second quarter of 1997 were $210.9 million compared to $143.8 million during the same period in 1996. Sales for the six month period ending June 30, 1997 increased $142.4 million (or 51.3%) over the same period in 1996. This increase in sales relates primarily to the acquisition of Sudbury in late December 1996. Domestic sales during the three and six months ended June 30, 1997, excluding Sudbury, were approximately $8.2 million (or 6.8%) and $5.2 million (or 2.3%) lower than during their respective periods in 1996. This is a result of slower domestic light vehicle sales compounded by strikes at certain Chrysler and GM plants. Sales at Wagner Castings (part of the December 1996 Sudbury acquisition) for the three and six month periods ended June 30, 1997 decreased approximately $6.9 million and $10.3 million, respectively, from levels for the same periods in 1996. This decrease is a result of Wagner Casting's decision to withdraw from the malleable iron production business, without replacement, as some orders that were placed in 1996 were withdrawn in January 1997; and to a lesser extent, the effect of the Chrysler strike. Sales at machining operations increased $5.0 million and $9.3 million for the three and six month periods ended June 30, 1997, respectively, from the same periods in 1996 due to the launch of new products. European sales were up 5.5% and 0.4% for the second quarter and year to date 1997, respectively, versus the same periods for 1996. However, the negative effect of changes in the exchange rates was $3.0 million (or 11%) and $5.8 million (or 11%) for the three and six month periods ended June 30, 1997, respectively, as compared to exchange rates in the same periods in 1996.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1997 was $28.3 million, an increase of $4.0 million from that of the same period in 1996. Gross profit for June 30, 1997 year to date was $55.9 million versus $44.1 million in 1996. This improvement was principally attributable to the performance of the newly acquired Sudbury subsidiaries. Gross profit as a percentage of sales for the three and six months ended June 30, 1997 were 13.4% and 13.3%, respectively, compared to 16.9% and 15.9% for the corresponding periods in 1996. This decrease is due primarily to continued higher than anticipated costs associated with new product launches at the Company's lost foam aluminum plant, the effect of the Chrysler and GM strikes on capacity utilization and underutilized capacity at certain other domestic foundries. In addition, the Sudbury subsidiaries in the aggregate generate lower margins than pre-acquisition Intermet subsidiaries as a whole. Gross margins for the second quarter of 1996 were higher because this period was the last quarter before the significant production launch at the lost foam aluminum plant and the last quarter in which the higher-margin Ford F-150 I-beam program was produced at the Ironton facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales were 3.6% for the three months ended June 30, 1997 compared to 3.1% for the same period in 1996. Selling, general and administrative expenses as a percentage of sales for the six month periods ending June 30, 1997 and 1996 was 3.5% for both periods.

INTEREST EXPENSE. Interest expense increased to $3.2 million and $6.1 million for the three and six months ended June 30, 1997, respectively, from $.7 million and $1.4 million for the same periods in 1996. This was a result of an increase in borrowing that were used principally to finance the Sudbury Acquisition and, to a lesser extent, to fund accounts receivable.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company's Ironton, Ohio foundry. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decrees that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case.
These costs were paid in July 1997.   The Company expects to pay $272,103 in
civil penalties in August 1997.  These amounts have been fully accrued since
1995.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


The Annual Meeting of Shareholders was held on April 10, 1997. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:


                         Voted For   Withheld
                         ----------  --------
John Doddridge           19,475,485   108,304
Vernon R. Alden          19,542,098    41,691
J. Frank Broyles         19,536,599    47,190
John P. Crecine          19,546,940    36,849
Anton Dorfmueller, Jr.   19,545,840    37,949
Norman Ehlers            19,529,548    54,241
John B. Ellis            19,540,626    43,163
Wilfred E. Gross, Jr.    19,546,240    37,549
A. Wayne Hardy           19,534,445    49,344
Thomas H. Jeffs II       19,533,440    50,349
George W. Mathews, Jr.   19,542,698    41,091
Harold C. McKenzie, Jr.  19,546,393    37,396
J. Mason Reynolds        19,546,740    37,049
Curtis W. Tarr           19,535,617    48,172

In addition, the shareholders approved the Directors' Stock Option Plan and the appointment of Ernst & Young, LLP as the Company's independent auditors for 1997. Vote totals were as follows:


                 Approval of
                  Director's
                Stock Option                    Appointment
                    Plan                        of Auditors
               ---------------               -----------------
Voting for          17,529,159                  19,558,988
Voting against       1,554,396                       8,342
Abstentions             82,894                      16,459
Broker non-vote        417,340                           0

A total of 5,589,085 shares were not voted.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number  Description of Exhibit

 2.1 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997.

 2.2 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker dated June 18, 1997.

11.1            Computation of Earnings per Common Share.

27.1            Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERMET CORPORATION



                                        By:    /s/ Doretha J. Christoph
                                               --------------------------
                                               Doretha J. Christoph
                                               Vice President - Finance, Chief
                                               Financial Officer and Secretary
                                               (Principal Financial Officer)


                                        Date:  August 1, 1997

Exhibits Index


Exhibit Number  Description of Exhibit

 2.1 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997.

 2.2 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker dated June 18, 1997.

11.1            Computation of Earnings per Common Share.

27.1            Financial Data Schedule.