Form 10-Q
period 1997-09-30
INTERMET CORP
filed 1997-11-10
CIK 745287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 31, 1997 there were 25,253,874 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets

                                                                    September 30,        December 31,
                                                                        1997                1996
                                                                    ----------------------------------
                                                                     (Unaudited)
                                                                         (in thousands of dollars)

Assets
Current assets:
   Cash and cash equivalents                                           $5,273                 $23,485
   Accounts receivable:
      Trade, less allowance for doubtful accounts of
          $1,519 in 1997 and $949 in 1996                             112,480                  87,049
      Other                                                             9,949                   4,642
                                                                    ----------------------------------
                                                                      122,429                  91,691

   Inventories                                                         55,145                  56,047
   Other current assets                                                 7,070                  18,071
                                                                    ----------------------------------

Total current assets                                                  189,917                 189,294

Property, plant and equipment, at cost                                453,178                 436,704

Less:
   Foreign industrial development grants, net of
         amortization                                                  (4,031)                 (4,804)
   Accumulated depreciation and amortization                         (223,229)               (209,118)
                                                                    ----------------------------------
Net property, plant and equipment                                     225,918                 222,782

Goodwill, net of amortization                                          86,333                  88,223
Other noncurrent assets                                                23,165                  26,013
                                                                    ----------------------------------
Total assets                                                         $525,333                $526,312
                                                                    ==================================


See accompanying notes.

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets

                                                                        September 30,           December 31,
                                                                            1997                   1996
                                                                        ------------------------------------
                                                                         (Unaudited)
                                                                              (in thousands of dollars)
 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                             $54,062            $54,721
    Income taxes payable                                                           7,182             15,198
    Accrued liabilities                                                           50,553             51,474
    Accrued Sudbury acquisition costs                                              1,201             37,299
    Long-term debt due within one year                                             1,795             12,676
                                                                              -----------------------------
 Total current liabilities                                                       114,793            171,368

 Non current liabilities:
    Long term debt due after one year                                            183,018            149,477
    Retirement benefits                                                           54,317             53,421
    Other noncurrent liabilities                                                   5,490              8,107
                                                                              -----------------------------
 Total noncurrent liabilities                                                    242,825            211,005

 Minority interest                                                                 2,337              2,837

 Shareholders' equity:
    Common stock                                                                   2,525              2,517
    Capital in excess of par value                                                58,081             57,308
    Retained earnings                                                            104,682             78,267
    Accumulated translation adjustments                                              671              3,548
    Minimum pension liability adjustment                                            (485)              (485)
    Unearned restricted stock                                                        (96)               (53)
                                                                              -----------------------------
 Total shareholders' equity                                                      165,378            141,102
                                                                              -----------------------------

 Total liabilities and shareholders' equity                                     $525,333           $526,312
                                                                              =============================

See accompanying notes.

                             Intermet Corporation

             Interim Condensed Consolidated Statements of Income

                                                   Three months ended                     Nine months ended
                                             September 30,       September 30,      September 30,     September 30,
                                                1997                 1996               1997              1996
                                            ------------------------------------------------------------------------
                                                                          (Unaudited)

                                                         (in thousands of dollars, except per share data)

 Net sales                                         $189,535          $130,279          $609,924          $408,219
 Cost of sales                                      167,472           112,449           532,010           346,335
                                                 ----------------------------------------------------------------
 Gross profit                                        22,063            17,830            77,914            61,884

 Operating expenses:
    Selling                                           2,528               988             7,452             2,751
    General and administrative                        4,799             4,570            14,421            12,455
                                                 ----------------------------------------------------------------
                                                      7,327             5,558            21,873            15,206
                                                 ----------------------------------------------------------------
 Operating profit                                    14,736            12,272            56,041            46,678

 Other income and expenses:
    Interest income                                      46               409               469               856
    Interest expense                                 (3,164)             (702)           (9,297)           (2,141)
    Other, net                                         (615)               11            (2,022)              (33)
                                                 ----------------------------------------------------------------
                                                     (3,733)             (282)          (10,850)           (1,318)
                                                 ----------------------------------------------------------------

 Income before income taxes                          11,003            11,990            45,191            45,360

 Provision for income taxes                           3,647             5,204            15,748            18,950
                                                 ----------------------------------------------------------------

 Net income                                          $7,356            $6,786           $29,443           $26,410
                                                 ================================================================

 Earnings per share                                   $0.29             $0.27             $1.15             $1.04
                                                 ================================================================

See accompanying notes.

                              Intermet Corporation

            Interim Condensed Consolidated Statements of Cash Flows

                                                                            Nine months ended
                                                                  September 30,           September 30,
                                                                      1997                    1996
                                                                  -------------------------------------
                                                                                (Unaudited)
                                                                          (in thousands of dollars)
OPERATING ACTIVITIES
Net income                                                           $29,443                 $26,410
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                   27,590                  21,680
      Other                                                             (402)                     68
      Changes in assets and liabilities:
         Accounts receivable                                         (32,544)                (15,612)
         Inventories                                                      94                  (1,780)
         Accounts payable                                               (181)                  4,051
         Other assets and liabilities                                  2,347                   2,862
                                                                  -----------------------------------
Net cash provided by operating activities                             26,347                  37,679

INVESTING ACTIVITIES
Additions to property, plant and equipment                           (31,465)                (15,359)
Sudbury acquisition costs                                            (36,098)                      -
Other                                                                  1,478                   3,516
                                                                  -----------------------------------
Net cash used in investing activities                                (66,085)                (11,843)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings                                 22,944                  (1,325)
Issuance of common stock                                                 727                     606
Dividends paid                                                        (3,027)                 (1,005)
Other                                                                      -                       -
                                                                  -----------------------------------
Net cash provided by (used in) financing activities                   20,644                  (1,724)

Effect of exchange rate changes on cash and cash
   equivalents                                                           882                    (859)
                                                                  -----------------------------------
Net (decrease) increase in cash and cash equivalents                 (18,212)                 23,253

Cash and cash equivalents at beginning of period                      23,485                  11,173
                                                                  -----------------------------------
Cash and cash equivalents at end of period                            $5,273                 $34,426
                                                                  ===================================

See accompanying notes.

                              Intermet Corporation

          Notes to Interim Condensed Consolidated Financial Statements

                         September 30, 1997 (Unaudited)


1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Inventories

Inventories consist of the following (in thousands of dollars):

                                          September 30,            December 31,
                                              1997                    1996
                                          ------------            ------------
       Finished goods                          $10,479               $13,530
       Work in process                          15,564                13,408
       Raw materials                            11,773                11,679
       Supplies and patterns                    17,329                17,430
                                             ---------              --------
                                               $55,145               $56,047
                                             =========              ========


Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):

                                     September 30,        December 31,
                                        1997                 1996
                                    -------------        ------------
       Land                               $4,981               $5,260
       Buildings and improvements         87,015               88,459
       Machinery and equipment           318,055              335,003
       Construction in progress           43,127                7,982
                                      ----------            ---------
                                        $453,178             $436,704
                                      ==========            =========

                              Intermet Corporation

                         September 30, 1997 (Unaudited)


Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $86,333,000 and $88,223,000 (net of accumulated amortization of $3,727,000 and $1,837,000) at September 30, 1997 and December 31, 1996, respectively. Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

Income Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Earnings per share and fully diluted earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996, as calculated pursuant to Statement No. 128, do not differ materially from the reported amounts.

2.  Debt

Long term debt consists of the following (in thousands of dollars):


                                                 September 30,    December 31,
                                                     1997              1996
                                                 ------------     -----------
               Intermet                              $178,100       $143,400
               Subsidiaries                             6,713         18,753
                                                    ---------      ---------

               Total long-term debt                   184,813        162,153
               Less amounts due within one year         1,795         12,676
                                                    ---------      ---------

               Long-term debt due after one yea      $183,018       $149,477
                                                    =========      =========

                              Intermet Corporation

                         September 30, 1997 (Unaudited)


3.  Environmental and Legal Matters

The Company has initiated corrective action and/or preventative environmental projects to ensure the safe and lawful operation of its facilities. There could exist, however, more extensive or unknown environmental situations at existing or previously owned businesses for which the future cost is not known or exceeds amounts accrued at September 30, 1997.

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

In December 1996, the Company acquired for cash substantially all of the outstanding stock of Sudbury, Inc. ("Sudbury") for $182,434,000, including costs of $5,277,000 directly related to the acquisition. The accompanying balance sheet includes as a current liability remaining accrued acquisition costs of approximately $1,201,000. The transaction has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair values of tangible net assets acquired was $82,598,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. Sudbury and its subsidiaries manufacture high-quality castings and industrial products.
The products are used primarily in the automotive, appliance and construction markets providing iron, aluminum and zinc castings; applications of custom coatings; cranes, truck bodies and related equipment; and precision machined components. The following represents the unaudited pro forma consolidated results of operations for the Company for the three and nine months ended September 30, 1996, assuming the acquisition described above occurred on January 1, 1996 (in thousands of dollars, except for per share data):

                                     Three months        Nine months
                                        ended               ended
                                     September 30,       September 30,
                                        1996                1996
                                     ---------------------------------
       Net sales                        $202,790             $633,125
       Net income                          6,583               29,782
       Income per common share             $0.26                $1.17

                              Intermet Corporation

                         September 30, 1997 (Unaudited)


These pro forma results are presented for comparative purposes only. They are not necessarily indicative of what would have occurred had the acquisitions actually transpired on January 1, 1996, or of future results of operations.

5.  Investment in IWESA GmbH

During the third quarter of 1997, the Company's ownership of the common stock of IWESA GmbH ("IWESA") increased from 72% to 82%. This follows an increase during the second quarter of 1997 from 49% to 72%. The Company's majority control of IWESA is likely to be temporary and, accordingly, the Company is accounting for this investment on the equity method. For the nine month period ended September 30, 1997, the Company's equity in net loss of IWESA is 2,219,000 DM ($1,270,000) (none in 1996).

6.  Income Taxes

The decrease in the effective tax rate for the nine month period ended September 30, 1997 from the same period in 1996 is attributable to the tax benefits from the utilization of net operating loss tax carryforwards.

7.  Subsequent Events

On October 16, 1997, the Company amended the Shareholder Protection Rights Agreement ("Rights Agreement"), dated October 6, 1995, to provide that certain institutional investors who own in excess of 10% but less than 15% are not Acquiring Persons, as defined by the Rights Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

For the first nine months of 1997, net cash provided by operating activities was $26.3 million. Accounts receivable increased $32.5 million from December 31, 1996, as sales during September 1997 were higher than those of December 1996 due to the traditional holiday shutdown. Depreciation and amortization expense was $27.6 million. The Company's investing activities for the first nine months of 1997 used cash of $66.1 million. This includes $36.1 million paid for costs related to the acquisition of Sudbury. Additions to property, plant and equipment were $31.5 million. Financing activities provided cash of $20.6 million for the year to date at September 30, 1997. Bank borrowings increased $22.9 million from the end of 1996, principally to fund accounts receivable and to finance the Sudbury acquisition costs.

Cash and cash equivalents decreased to $5.3 million at September 30, 1997 from $23.5 million at December 31, 1996. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on September 1, 1997.

Material Changes in Results of Operations

SALES. Sales in the third quarter of 1997 were $189.5 million compared to $130.3 million during the same period in 1996. Sales for the nine month period ending September 30, 1997 increased $59.3 million (or 45.5%) over the same period in 1996. This increase in sales relates primarily to the acquisition of Sudbury in late December 1996. Domestic sales during the three and nine months ended September 30, 1997, excluding Sudbury, were approximately $6.1 million (or 5.5%) and $3.9 million (or 1.1%) lower than during their respective periods in 1996. This is a result of lower domestic light vehicle sales. Sales at machining operations increased $2.0 million and $13.4 million for the three and nine month periods ended September 30, 1997, respectively, from the same periods in 1996 due to the launch of new products. European sales were up 9.6% and 3.2% for the third quarter and year to date 1997, respectively, versus the same periods for 1996. However, the negative effect of changes in the exchange rates was $4.1 million (or 17%) and $10.0 million (or 13%) for the three and nine month periods ended September 30, 1997, respectively, as compared to exchange rates in the same periods in 1996.

GROSS PROFIT. Gross profit for the quarter ended September 30, 1997 was $22.1 million, an increase of $4.2 million from that of the same period in 1996. Gross profit for September 30, 1997 year to date was $77.9 million versus $61.9 million in 1996. This improvement was principally attributable to the acquisition of Sudbury. Gross profit as a percentage of sales for the three and nine months ended September 30, 1997 were 11.6% and 12.8%, respectively, compared to 13.7% and 15.2% for the corresponding periods in 1996. This decrease occurs primarily because the Sudbury subsidiaries in the aggregate generate lower margins than pre-acquisition Intermet subsidiaries as a whole. In addition, the Company continues to have higher than anticipated costs associated with new product launches at the Company's lost foam aluminum plant and underutilized capacity at certain other domestic foundries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales were 3.9% for the three months ended September 30, 1997 compared to 4.3% for the same period in 1996.
Selling, general and administrative expenses as a percentage of sales for the nine month periods ending September 30, 1997 and 1996 were 3.6% and 3.7%, respectively.

INTEREST EXPENSE. Interest expense increased to $3.2 million and $9.3 million for the three and nine months ended September 30, 1997, respectively, from $0.7 million and $2.1 million for the same periods in 1996. This was a result of an increase in borrowings that were used principally to finance the Sudbury acquisition and, to a lesser extent, to fund accounts receivable.

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case. These costs were paid in July 1997. The Company paid $272,103 in civil penalties in August 1997. These amounts were fully accrued in 1995.

ITEM 2.    CHANGES IN SECURITIES

On October 16, 1997, the Company amended the Shareholder Protection Rights Agreement ("Rights Agreement"), dated October 6, 1995, to provide that certain institutional investors who own in excess of 10% but less than 15% are not Acquiring Persons, as defined by the Rights Agreement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.    OTHER INFORMATION

On October 17, 1996, the Board of Directors amended the bylaws of the Company to increase to fifteen, the number of directors constituting the Board. On July 17, 1997, the Board of Directors elected John R. Horne to fill the vacancy created by this amendment. Mr. Horne, 59, is the Chairman, President and CEO of Navistar International Corporation. Mr. Horne will serve on the Board of Directors until the next annual meeting or until his successor is elected and qualified.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:



Exhibit Number
Description of Exhibit

4.1 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between the Company and
        Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1 Form of 90 Day Lock-Up Agreement signed by all members of the Board of Directors and certain executive officers pursuant to the Underwriting Agreement entered into in connection with the Form S-3 Registration Statement filed with the Commission on August 22, 1997.

11.1    Computation of Earnings per Common Share.

27.1    Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company for the three months ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTERMET CORPORATION


                                        By:      /s/ Walter T. Knollenberg
                                                 ------------------------------
                                                 Walter T. Knollenberg
                                                 Corporate Controller
                                                 (Principal Accounting Officer)


                                                 Date:    November 10, 1997

Exhibits Index



Exhibit Number   Description of Exhibit

4.1 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

10.1 Form of 90 Day Lock-Up Agreement signed by all members of the Board of Directors and certain executive officers pursuant to the Underwriting Agreement entered into in connection with the Form S-3 Registration Statement filed with the Commission on August 22, 1997.

11.1             Computation of Earnings per Common Share.

27.1             Financial Data Schedule.