Form 10-K
period 1997-12-31
INTERMET CORP
filed 1998-03-27
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was $511,142,523 based on $20.063 per share, the closing sale price of the Common Stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant's voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


At March 2, 1998 there were 25,476,874 shares of Common Stock, $0.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, filed with the Commission, are incorporated by reference into Part III.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

The Company is the largest independent producer of precision ductile iron castings in the world, specializing in the design and manufacture of complex precision-engineered ductile iron, gray iron and aluminum cast products for the global light truck, passenger car and heavy duty vehicle markets. The Company's products include cast components used in vehicle axles, chassis, engines and transmissions. In addition, the Company provides a range of other products and services, including machining, to the automotive, industrial and appliance markets. The Company provides cast products used by over 20 automobile original equipment manufacturers ("OEMs"), including: Chrysler, Ford, General Motors, BMW, Honda and Toyota and their leading suppliers throughout the world, including: ITT Automotive, Dana and LucasVarity.

The Company focuses on supplying precision cast products that require advanced technological and engineering expertise to a broad array of automotive and industrial customers. OEMs, Tier 1 and Tier 2 suppliers are increasingly relying on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria, and to solve problems arising in the design and manufacturing processes. The Company believes that it is well positioned to benefit from these trends by leveraging its broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

With total casting capacity of 600,000 tons per year, on a straight-time basis, the Company is the largest independent ductile iron foundry company in the world. The Company believes that the market for ferrous and non-ferrous castings is highly fragmented with approximately 3,000 suppliers in the United States alone. The Company believes that its strong reputation in the industry and leadership in its core markets, position it to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs' strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence. Responding to these trends, the Company's acquisition of Sudbury, Inc. ("Sudbury") in December 1996 significantly increased its ferrous casting capacity.

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

RECENT DEVELOPMENTS

In December 1996, the Company acquired substantially all of the outstanding stock of Sudbury, Inc. for $182,434,000 in cash, including costs of $5,277,000 directly related to the acquisition. The transaction was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of tangible net assets acquired was $85,563,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The results of operations of Sudbury from the date of acquisition to December 31, 1996 were not significant.

In November 1996, the Company purchased for cash a minority interest in IWESA GmbH ("IWESA"), for DM 4,000,000. The Company also purchased a newly issued share from IWESA for DM 374,000, bringing its share interest to 49%, and contributed DM 6,000,000 to the capital reserves of IWESA in support of new capital expansion projects. At December 31, 1996, the Company's investment in IWESA was $6,780,000 (at then current exchange rates) and was accounted for on the equity method. The operating results of IWESA were not significant during 1996. During 1997, the Company increased its ownership interest in IWESA to 82.4% and accordingly, accounted for IWESA as a consolidated subsidiary as of December 31, 1997. The Company's equity in net loss of IWESA for 1997 is DM 6,534,000 ($3,708,000) and is included in other income and expense in the accompanying statement of operations. IWESA is a precision machining and engineering company located in Saarbrucken, Germany, producing parts for the commercial motor vehicle and industrial markets.

The Company has an unsecured revolving credit agreement with a bank group which was refinanced in November 1996. The agreement, which expires in November 1999, provides for loans aggregating $200,000,000. The borrowing limit includes certain standby letters of credit. At December 31, 1997 such standby letters of credit totaled $3,375,000. The revolving credit agreement provides the Company with several interest rate pricing options ranging from 6.025% to 8.25% at December 31, 1997. The Company must also pay a fee at an annual rate of 0.15% on any unused portion of the loan commitment. The revolving credit agreement requires the Company to maintain certain financial ratios and imposes limitations on certain activities.

PRODUCTS, MARKETS AND SALES

The Company focuses on value-added cast products that it supplies to the automotive, industrial and appliance markets. In 1997, approximately 83% of the Company's sales were attributable to the automotive market. Within this market, its products generally fall into four major categories, including: (i) engine components such as camshafts, crankshafts, bedplates and aluminum intake manifolds; (ii) transmission components such as differential cases, pump bodies and drums; (iii) chassis components such as steering gear housings; brake housings and supports, steering knuckles, spindle carriers, damper forks and lower control arms; and (iv) axle components such as differential cases and carriers, bearing caps, hubs, spring seats and driveline yolks. The Company also manufactures a variety of products for the industrial and appliance markets. In 1997, approximately 17% of the Company's sales were attributable to the industrial and appliance markets.

The Company has a long-standing quality assurance program and is committed to maintaining its reputation for high quality products and timely delivery. All but one of the Company's foundry facilities that supply the automotive industry have QS-9000 or ISO-9000 certification and the remaining foundry is expected to complete the certification process during the second quarter of 1998. In addition, many of the Company's facilities have received quality awards from its customers during 1997, including Chrysler's Gold Pentastar, Toyota's Certificate of Achievement for Quality and Delivery, Honda's Quality Performance and CMI's Certified Supplier.

The Company primarily markets its products through its own sales and customer service staff, except in Europe and certain locations in the United States where it also uses independent sales representatives. The Company maintains its principal sales office in Michigan. The Company produces primarily to customer order and does not maintain any significant inventory of finished goods not on order.

The Company provides extensive production and technical training to its sales staff. This technical background enables the sales staff to act as an effective liaison between customers and the Company's production personnel. Through its product engineering group, the Company offers customer assistance at the design stage of major casting programs. The Company also employs quality assurance representatives and engineers who work with customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for the Company. In addition to working with customer purchasing personnel, the Company's sales engineers frequently work closely with design engineers and other technical staff.

The Company, directly or through Tier 1 and Tier 2 suppliers, currently supplies its cast products to over 20 automotive OEMs. As a result, the Company's cast products are included on more than 200 vehicle models. During 1997, 1996 and 1995, direct sales to Chrysler accounted for 18%, 23% and 20%, respectively; direct sales to Ford accounted for 18%, 19% and 18%, respectively; and direct sales to GM accounted for 8%, 12% and 18%, respectively, of the Company's consolidated net sales. The loss of any of these customers or a substantial reduction in their purchases from the Company would have a material adverse effect on the Company. The Company's six largest customers accounted for approximately 58%, 72% and 77% of the Company's consolidated net sales during 1997, 1996 and 1995, respectively.

The following table sets forth information regarding sales by the Company to customers in these markets during 1997, 1996 and 1995.

                                                         1997                 1996                1995
                                                         ----                 ----                ----
                                                      Sales       %        Sales       %       Sales       %
                                                      -----       -        -----       -       -----       -
                                                         (in thousands of dollars, except percentages)
North American passenger
  cars and light trucks                                $538,200    66       $406,220   76       $413,600   76
North American industrial                               141,700    17         48,105    9         34,800    7
European light and heavy duty vehicles                  133,800    17         80,175   15         93,300   17
                                                       ========             ========            ========
Total Sales                                            $813,700             $534,500            $541,700
                                                       ========             ========            ========

In 1997, reported sales included 539,000 tons of casting shipments, compared to 458,000 tons in 1996 and 445,000 tons in 1995. This increase in tonnage sales from 1996 to 1997 is due to the acquisition of Sudbury in December 1996. The Company's foundries operated at 87% of average annual capacity in 1997 and 1996 and 89% during 1995.

DESIGN, MANUFACTURING AND MACHINING

At the end of 1997, the Company opened its new technical center. The Intermet Technical Center provides advanced design and engineering services to the Company's customers as well as technical support to all of its cast metals and machining plants worldwide. Customer design support is provided within the native computer aided design and computer aided engineering languages utilized by the customer, and with cast metal process simulation software. The Company's design and engineering teams assist the customer, when requested, in the initial stages of product creation and modification.

The Company believes it is one of the few independent foundry companies fully capable of designing and engineering products based on customer specifications. The Company's advanced capabilities include finite element analysis, design optimization, prototyping, modeling enhancements and testing. The Company uses three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer aided design techniques, to assist its customers in the initial stages of product design and prototype creation. These techniques greatly enhance the Company's design and flexibility and, depending on the complexity of the products, can substantially reduce the time required to produce sample castings. The Company's goal is to continually improve product quality and performance and to reduce costs by offering new product solutions that reduce weight, use alternative materials or incorporate more efficient manufacturing processes. The Company's product and manufacturing process development work has included the development of new products and processes that can broaden the Company's overall product offerings and capabilities. The Company believes that its advanced design and engineering capabilities serve as a significant competitive advantage as its customers continue to outsource these critical activities to their suppliers.

The Company produces ductile and gray iron castings, as well as aluminum castings. Gray iron, the oldest and most widely used cast iron, is readily cast into intricate shapes that are easily machinable and wear resistant. Ductile iron has greater strength and elasticity than gray iron and its use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily, while aluminum brings a lower weight alternative. The Company's castings range in size from small products weighing less than one pound to those weighing up to 100 pounds. For the years ended December 31, 1997, 1996 and 1995, sales of ductile iron castings represented 89%, 87% and 92%, respectively, and sales of gray iron represented 7%, 10% and 8%, respectively, of the Company's total sales of castings (in dollars). The balance of castings sales for 1997 were aluminum and malleable castings and the balance of castings sales in 1996 were aluminum castings. The alumimun castings sales in 1995 were not significant. Total castings sales were 76% for 1997 and 94% for 1996 and 1995, of the total sales of the Company.

The cast iron production process involves melting steel scrap and pig iron in a cupola or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal solidifies and cools in the molds and the molds are broken and removed. The lost foam aluminum casting process utilizes exact polystyrene foam replicas of the desired castings, which are embedded in sand. The foam is evaporated and displaced by the hot metal and the casting is formed.

Customers usually specify the properties their castings are to embody, such as hardness and strength, and the Company determines how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, radioisotopes, ultrasonic, magnetic-particle and spectroscopy, is used extensively in grading scrap metal, analyzing molten metal and testing castings. The Company also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

Many castings require machining (which may include drilling, boring, milling, threading or cutting operations) before they can be put to their ultimate use. Most customers provide their own machining for castings or have them machined by third parties. The Company operates a facility in Columbus, Georgia, where it machines castings produced by the Company and by others. The Company also currently owns an 82.4 % interest in IWESA, a precision machining and engineering company in Saarbrucken, Germany and a 35% interest in General Products Delaware Corporation, a machining and assembly company headquartered in Jackson, Michigan. The Company also contracts with other companies to machine castings it produces, before shipment to customers.

In addition, the Company serves the automotive and appliance industries through the application of powder coatings to metal parts, components and other finished products. Powder coatings are used to enhance appearance and improve corrosion protection of parts and are applied with 95-98% efficiency. Powder coating's use of a dry paint process gives it environmental advantages over liquid painting processes by eliminating the use of solvents and the generation of air emissions. Sudbury's powder coating facilities have nine powder coating lines. These facilities also have the capability of cathodic electrodeposition coating of parts which is used primarily for anti-corrosion purposes.

RESEARCH AND DEVELOPMENT

The Company conducts process and product development programs, principally at a separate research and development foundry also in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with complete metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes is focused on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering which enhances the strength and toughness of iron, as well as projects to develop new products through development of new materials, improved product manufacturing processes and improved characterization of material properties. The Company directly expensed totals of $1.1 million, $1.0 million and $0.9 million in 1997, 1996 and 1995, respectively, for research and development.

COMPETITION

The Company competes with many other foundries, both domestically and internationally. Some of these foundries are owned by major users of iron castings. For example, the three largest domestic automobile manufacturers, which are among the Company's largest customers, operate their own foundries and have greater financial resources than the Company. However, they also purchase a significant amount of castings from the Company and others, and there is a trend toward increased outsourcing by the domestic OEMs. Castings produced by the Company also compete, to some degree, with malleable iron castings, other metal castings and steel forgings.

The machining industry is highly fragmented and competitive. As in the foundry industry, large purchasers of machined components often have significant in-house capabilities to perform their own machining work.

The Company competes primarily on the basis of product quality, engineering, service and price. The Company emphasizes its ability to produce complex, precision-engineered products in order to compete for value-added castings.

RAW MATERIALS

The primary raw material used by the Company to manufacture ferrous castings is steel scrap. The Company purchases steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. The Company has no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations and the Company has contractual arrangements with many of its major customers, allowing it to adjust its casting prices to reflect such fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap. In producing aluminum castings, the primary raw material used by the Company is aluminum ingot. The cost of aluminum ingot is subject to fluctuations, but the Company does not anticipate any difficulty in obtaining aluminum ingot in the foreseeable future.

The Company has contractual arrangements, which expire at various times through 2002, for the purchase of various materials, other than steel scrap, used in or during the manufacturing process. These contracts and the Company's overall level of purchases provide some protection against price increases. In most cases, the Company does not have specific arrangements in place to adjust its casting prices for fluctuations in the prices of alloys and other materials.

CYCLICALITY AND SEASONALITY

Although most of the Company's products are generally not affected by year to year automotive style changes, model changes may have a significant impact on sales. In addition, the inherent cyclicality of the automotive industry has affected the Company's sales and earnings during periods of slow economic growth or recession. The Company's third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for vacations and model changeovers.

BACKLOG

Most of the Company's business involves supplying all or a stated portion of the customer's annual requirements, generally flexible in amount, for a particular casting against blanket purchase orders. The lead time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Customers typically issue firm releases and shipping schedules on a monthly basis. The Company's backlog at any given time generally consists only of the orders which have been released for shipment. Certain subsidiaries of the Company which manufacture industrial products other than castings, have a backlog at December 31, 1997 of $21.2 million in the aggregate, all of which is expected to be shipped during 1998.

EMPLOYEES

At March 2, 1998 the Company employed approximately 6,520 persons, including 5,650 in North America. Of the persons employed in North America, 4,470 were hourly manufacturing personnel and the remainder were clerical, sales and management personnel. The Company employed 860 persons in Europe, 710 of whom were hourly manufacturing personnel. Most of the manufacturing personnel are represented by unions under collective bargaining agreements expiring at various times through 2001. Five collective bargaining agreements, expiring at various times during 1997 and covering 1,300 hourly employees, were replaced. Another domestic bargaining agreement covering approximately 90 hourly employees was scheduled to expire in April 1998 and was replaced in January 1998.

The Company occasionally adjusts the size of its work force to meet fluctuations in production demands at various facilities and for other reasons. For example, the Company significantly reduced its salaried work force during 1995. During the past ten years the Company has not experienced any strike or work stoppage, other than a five-week strike by the 69 employees covered by a collective bargaining agreement at the Hibbing, Minnesota plant during 1992. The Company believes that its relationship with its employees is satisfactory.

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

The Company intends to utilize available legal defenses with respect to these sites at which environmental proceedings may be involved, to minimize the Company's financial exposure to such matters. The Company, with the assistance of environmental engineers and consultants, has accrued as of December 31, 1997 a $5.5 million aggregate reserve to cover estimated known environmental conditions, including those arising from such proceedings. There could also exist, however, more extensive or unknown environmental conditions, including those arising at existing or previously owned business units.

The Company also has recurring costs related to environmental matters, particularly the management and disposition of waste (principally non-hazardous) generated as part of ongoing operations. In 1997 and 1996, such costs totaled approximately $12.3 and $9.0 million, respectively. Environmental expense for 1996 does not include that for the subsidiaries purchased in the Sudbury acquisition. Although the Company continues to take various steps to control environmental costs, they are expected to increase in the future. In addition, a portion of the Company's capital expenditures are regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. Such expenditures were approximately $6.9 million in 1997 and $2.6 million in 1996. The Company expects to spend $2.6 million in capital expenditures related to environmental matters in 1998. The actual amount of capital expenditures will be influenced by sales volume increases and available engineering resources, among other factors.

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

See also Item 3 "Legal Proceedings" below and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report to Shareholders of the Company for the year ended December 31, 1997, for additional information related to environmental matters, which are incorporated herein by reference.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Revenues, operating profits and identifiable assets for the Company's foreign and domestic operations for 1997, 1996 and 1995 are as follows:

                                                        1997              1996             1995
                                                  --------------     -------------    -------------
       Sales to unaffiliated customers:
       North America                                  $705,193          $441,942         $448,447
       Europe                                          104,641            92,536           93,302
       Other International                               3,895                 -                -

       Operating profit:
       North America                                    61,605            38,338           36,763
       Europe                                           15,732            17,765           16,052

       Identifiable assets:
       North America                                   453,351           463,309          220,548
       Europe                                           85,454            63,003           53,523

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected by the Board of Directors annually at its meeting immediately following the Annual Meeting of Shareholders, and hold office until the next Annual Meeting unless they resign or are removed from office by the Board of Directors prior to the Annual Meeting of Shareholders.

The executive officers of the Company as of March 2, 1998 and their ages and principal positions with the Company, as of that date, are as follows:

Name (Age)                                               Principal Position(s)
----------                                               ---------------------
John Doddridge (57)                                      Chairman of the Board and Chief Executive Officer

Doretha J. Christoph (48)                                Vice President - Finance, Chief Financial Officer, Treasurer and
                                                         Secretary

John C. Engeswick (63)                                   Vice President - Technical Services

Daryl R. Marsh (59)                                      Group Vice President

David L. Neilson (53)                                    Vice President - Sales and Marketing

C. James Peterson (50)                                   Vice President - Foundry Operations


Mr. Doddridge became Chairman of the Board and Chief Executive Officer in 1994. Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts, from November 1992 until November 1994. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Ms. Christoph became Vice President - Finance in June 1995. In addition, she was named Chief Financial Officer and Treasurer in April 1996 and Secretary in January 1997. Prior to that time she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation, from November 1991 until May 1995. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

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

ITEM 2.    PROPERTIES

The Company currently owns, operates or has an ownership interest in nine operational ductile and gray iron foundries, one lost foam aluminum foundry, one aluminum and zinc die cast foundry, one research foundry and one technical center. Most castings can be produced at more than one of the Company's foundries except that lost foam aluminum castings must be produced at Alexander City Casting and die castings must be produced at Cast-Matic. In addition, the Company machines and assembles components at one facility, performs various powder coating services at seven separate facilities, manufactures precision machined components at two facilities, and manufactures cantilevered cranes and specialty service vehicle truck bodies at one facility.

The following provides information about the manufacturing locations of the Company and the types of products produced at each location:

Name                                   Location                               Type of Products
----                                   --------                               ----------------
Alexander City                         Alexander City, Alabama                Aluminum castings
Archer Creek                           Lynchburg, Virginia                    Ductile iron castings
Ironton Iron                           Ironton, Ohio                          Ductile iron castings
Columbus                               Columbus, Georgia                      Ductile iron castings
Radford Shell                          Radford, Virginia                      Ductile and gray iron castings
Columbus Neunkirchen                   Neunkirchen, Germany                   Ductile iron castings
New River                              Radford, Virginia                      Ductile iron castings
Northern                               Hibbing, Minnesota                     Ductile iron castings
Wagner - Decatur                       Decatur, Illinois                      Ductile iron castings
Wagner - Havana                        Havana, Illinois                       Ductile iron castings
Cast-Matic                             Stevensville, Michigan                 Aluminum and zinc die castings
Intermet Machining                     Columbus, Georgia                      Machines and assembles components
Industrial Powder Coatings             Norwalk, Ohio (4 locations)            Custom powder and electrodeposition coating
                                       Louisville, Kentucky                   Custom powder coating
                                       Shelbyville, Kentucky                  Custom powder coating
                                       Monterrey, Mexico                      Electrodeposition coating
Frisby P.M.C.                          Elk Grove Village, Illinois            Precision machined components
Iowa Mold Tooling                      Garner, Iowa                           Metal fabrication of truck mounted cranes and
                                                                              specialty service vehicle truck bodies

The Company continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions. A number of the assets of the Company's Pennsylvania foundry, which was idled in 1991, were transferred to other Company facilities or sold during 1997.

The research foundry is located in Lynchburg, Virginia and is wholly-owned by the Company. The Company's technical center, which is also located in Lynchburg, Virginia, provides advance design and engineering services to the Company's customers as well as technical support to all of its cast metals and machining plants worldwide. The Company also has an 82.4% interest in IWESA GmbH, a precision machining company in Saarbrucken, Germany and a 35% interest in General Products Delaware Corporation, a machining and assembly company with a facility in Michigan and a facility in Indiana. In addition, the Company leases certain executive, sales and other administrative offices, located in Michigan, Georgia and Ontario, Canada.

At December 31, 1997, Columbus Neunkirchen had DM 2.3 million ($1.3 million at the December 31, 1997 exchange rate) outstanding and secured by property, plant and equipment with net book values aggregating $21,428,000. In addition, substantially all of the assets of IWESA are encumbered by liens guaranteeing the performance of various loans and leases. For additional information on secured debt, see Note 6 to the consolidated financial statements of the Company included in the Company's 1997 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, and is incorporated herein by reference.

ITEM 3.    LEGAL PROCEEDINGS

The Company entered into a consent order with the Office of the Ohio Attorney General, which was filed in Ohio State Court, with respect to certain past violations of Ohio water pollution laws and regulations by the Company. The Attorney General's Office advised the Company that it could avoid litigation with respect to such violations by entering into this consent order. The consent order decreed that the Company reimburse the Attorney General's Office $13,000 for the costs of investigating this case, which were paid in July 1997. In August 1997 the Company paid $272,103 in civil penalties, which had been fully accrued since 1995.

With respect to the Company's Sudbury subsidiary, the Minnesota Pollution Control Agency ("MPCA") issued Metalcote Grease and Oil Company ("Metalcote"), a division of Western Capital Corporation which is a non-operating subsidiary of Sudbury, an order in April 1993 to investigate and take other corrective action at property (the "Clark" property) Metalcote owned in St. Paul, Minnesota. This Clark property was subsequently transferred to Randolph Capital Corporation, a subsidiary of Western Capital Corporation, which sold a large portion of the property to A.D.M. Corporation. Although Randolph Capital has contested its responsibility for environmental conditions that allegedly exist at the Clark property, Randolph Capital is cooperating with the MPCA and has retained legal counsel and environmental consultants to respond to the MPCA order. Such consultants conducted certain subsurface investigation in the fall of 1996 and installed a venting system at the Clark property. The consultants work has been submitted and approved by the MPCA. Randolph Capital also submitted a claim under the Minnesota Petroleum Tank Release Cleanup Act (the "Minnesota Act") for reimbursement of the eligible costs of the investigation at the property, and may submit a claim for any future investigation or cleanup costs incurred at this property. Under the Minnesota Act, such claims are limited to $1 million per release and $2 million per facility. The Company has estimated the future costs related to this matter as part of its environmental reserves (See Note 8 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, furnished to the Commission as Exhibit 13 to this Report, which is incorporated herein by reference and "Environmental Matters" in Item 1 "Business"). Actual future costs of such matters are uncertain, and could differ from the Company's estimates.

Consultants on behalf of Sudbury have also completed certain environmental investigations with respect to former operations of Metalcote at an adjacent site (the "Metalcote" property) in St. Paul Minnesota. In 1995, a release of petroleum products was identified at the Metalcote property and reported to the MPCA. In connection with the sale of this property to an unrelated third party, Randolph Capital removed all of the aboveground storage/processing tanks at the site and the MPCA issued a Voluntary Petroleum Investigation Cleanup liability protection letter to the buyer. In April and September 1996, environmental consultants for Randolph Capital completed certain further investigation with respect to former operations of the property. The MPCA has reviewed the investigation results and has not requested further investigation. The buyer of the Metalcote property reportedly requested the MPCA to require further investigation with respect to potential environmental issues at the Metalcote property, but the MPCA has not required any further work at this time. It is uncertain whether any additional investigation or remediation will be necessary. Randolph Capital submitted a claim under the Minnesota Act for reimbursement of the costs of investigation at this property, and may submit a claim for any future investigation or cleanup costs incurred at the site. The actual future costs of such matters are uncertain and could differ from the Company's estimates (See Note 8 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, furnished to the Commission as Exhibit 13 to this Report, which is incorporated herein by reference and "Environmental Matters" in
Item 1 "Business").

The Company is also party to a number of other legal proceedings in the ordinary course of its business. Except as set forth above and in the "Environmental Matters" section above, Management of the Company presently does not believe there are any pending or threatened legal proceeding to which the Company is a party or to which any of its property is subject which will have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity taken as a whole.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in Note 13 to the consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, furnished to the Commission as Exhibit 13 to this Report, is incorporated herein by reference.

The Company's Common Stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol "INMT" and had a closing price of $20.063 on March 2, 1998. As of this same date, there were approximately 515 holders of record of the Company's Common Stock.

The Board of Directors of the Company suspended payment of the regular quarterly dividend in 1993 pending improvement in the Company's operating performance. This suspension was lifted in 1996 due to improvements in the Company's performance. During the third and fourth quarters of 1996, the Company declared and paid dividends of $2.0 million in the aggregate ($0.04 per share per quarter). During the four quarters of 1997, the Company declared and paid dividends of $4.0 million in the aggregate ($0.04 per share per quarter). The Company is subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1997, $63,520,000 of the Company's retained earnings were restricted and unavailable for the payment of dividends under those agreements.

The Company did not sell unregistered securities within the past three years.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data included in the Company's 1997 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, in the section Financial Highlights under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes of the Company and the report of the independent auditors thereon included in the Company's 1997 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24-month period prior to the date of the Company's financial statements for the fiscal year ended December 31, 1997, the Company did not change auditors.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 16, 1998, filed with the Commission, is hereby incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the headings "EXECUTIVE COMPENSATION", "INTERMET CORPORATION COMPENSATION OF DIRECTORS", "INTERMET CORPORATION EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS", "INTERMET CORPORATION COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION", "INTERMET CORPORATION COMPENSATION COMMITTEE" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 16, 1998, filed with the Commission, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 16, 1998, filed with the Commission, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "CERTAIN TRANSACTIONS" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders to be held April 16, 1998, filed with the Commission, is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

     The following consolidated financial statements and notes thereto of the Company and its subsidiaries contained in the Company's 1997 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

     2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996 (included as Exhibit 2.3 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     2.4 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997 (included as Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     2.5 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker, dated June 18, 1997 (included as Exhibit 2.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     3.1 Amended and Restated Articles of Incorporation of the Company (included as Exhibit 4.1 to the Company's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

     3.2              By-Laws of the Company, as amended through October
                      17,1996.

     3.3 Amendment to the by-Laws of the Company, adopted January 30, 1998 and effective April 16, 1998.

     4.1 Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*

     4.2 Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia.*

     4.3 Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee.*

     4.4 Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively.*

     4.5 Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia.*

     4.6 Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

     4.7 Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

     4.8 Loan Contract, dated October 11, 1988, by and between Columbus Neunkirchen Foundry GmbH and the Landesbank Saar Girozentrale, relating to a loan in the original principal amount of DM 1,550,000.*

     4.9 Loan Contract, dated December 14, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 3,833,500.*

     4.10 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

     4.11 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

     4.12 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among the Company, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.13 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among the Company and various lenders named therein (included as Exhibit 4.15 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.14 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                      Exhibit 4.20 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.15 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between the Company and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                      Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.16 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

      4.17 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Company's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference).**

     10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as
                      Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as
                      Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.2(a) Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.2(b) Intermet Corporation Director's Stock Option Plan (included as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.3 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to the Company's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated herein by reference)**

     10.4 Asset Purchase Agreement among Intermet Corporation, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, as amended by Amendments 1, 2 and 3 thereto (included as an Exhibit to the Company's Form 8-K dated October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.5 Asset Purchase Agreement by and among Ricardo North American Detroit, Inc., Ricardo Group, plc., InterMotive Technologies, Inc. and Intermet Corporation, dated October 12, 1995 (included as an Exhibit to the Company's Form 8-K dated October 18, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.6(a) Agreement for Purchase and Sale of Assets of Bodine-Robinson, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(a) to the Company's Form 8-K dated November 15, 1995 (the "Robinson 8-K"), File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.6(b) Agreement for Purchase and Sale of Certain Assets of Robinson Foundry, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson Foundry, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(b) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.6(c) Management Agreement among Joe Robinson, the Company and Alexander City Casting Company, Inc., dated November 15, 1995 (included as Exhibit 2(c) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.6(d) Registration Rights Agreement between the Company and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(d) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     10.7             Operating Committee 1998 Profit Sharing Plan.**

     10.8(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.8(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.9             Intermet Salary Continuation Plan (included as Exhibit
                      10.18 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.10 Form of employment agreement by and between the Company and the executive officers of the Company, other than John Doddridge, effective November 1, 1996 (included as Exhibit
                      10.21 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.11 Employment Agreement, dated October 26, 1995, by and between the Company and John Doddridge (included as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.12 Employment Agreement, dated December 27, 1996, by and between the Company and David L. Neilson (included as
                      Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.13            1997 Directors' Deferred Compensation Plan (included as
                      Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

     10.14(a) Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Inc., Western, General Products Delaware Corporation, General Products Angola Corporation and General Products Corporation (included as Exhibit (10)(b) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

     10.14(b) Asset Purchase Agreement dated November 7, 1989 among Sudbury, Inc., Western and General Products Delaware Corporation (included as Exhibit (10)(a) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

     13 Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this Report on Form 10-K, are filed herewith.

     21               Subsidiaries of the Company.

     23               Consent of Independent Auditors (included herein on Page
                      F-1).

     24 Power of Attorney is included on the signature pages of this Report.

     27               Financial Data Schedule.

     99 Notice of Annual Meeting of Shareholders to be held April 16, 1998 and related Proxy Statement of the Company, dated March 9, 1998 (previously filed with the Commission on March 6, 1998 and incorporated herein by reference).



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


(b) No reports on Form 8-K were filed by the Company for the fourth quarter of 1997.

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

(d) The Company hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)(2) hereof.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


Item                                                         Page
----                                                         ----

Consent of Independent Auditors                               F-1

Schedule II - Valuation and Qualifying Accounts               F-2

                         Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Intermet Corporation of our report dated January 30, 1998, included in the 1997 Annual Report to Shareholders of Intermet Corporation.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-57665, 33-58354, 33-58352 and 33-59011) pertaining to 50,000 shares of Intermet Corporation common stock, the Intermet Corporation Directors Stock Option Plan, the Intermet Corporation Key Individual Stock Option Plan and the Intermet Corporation Executive Stock Option and Incentive Award Plan, respectively, of our report dated January 30, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Intermet Corporation.



/s/ Ernst & Young LLP

March 26, 1998
Detroit, Michigan

                              Intermet Corporation
                                 (Consolidated)
                                   Schedule II

                        Valuation and Qualifying Accounts

                                                       Balance at                                       Balance at
                                                      Beginning of      Charged to                        End of
Description                                              Period          Expense            Other         Period
-----------                                              ------          -------            -----         ------
                                                                     (in thousands of dollars)
Year ended December 31, 1997:
Allowance for returns and doubtful accounts (a)          $3,895           1,730(b)          (77)(c)       $5,548
Inventory reserve (f)                                     3,529           2,065               -            5,594
Deferred tax asset valuation allowance                   14,819               -          (1,246)(d)       11,722
                                                                                         (1,851)(e)

Year ended December 31, 1996:
Allowance for returns and doubtful accounts (a)           4,407            (465)(b)         (47)(c)        3,895
Inventory reserve (f)                                     3,784            (255)              -            3,529
Deferred tax asset valuation allowance                   26,332               -         (11,513)(d)       14,819

Year ended December 31, 1995:
Allowance for returns and doubtful accounts (a)           3,039           1,319(b)           49(c)         4,407
Inventory reserve (f)                                     4,361            (775)            198(c)         3,784
Deferred tax asset valuation allowance                   26,332               -               -           26,332


(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b) Net effect of amounts charged to expense less actual returns and write offs.

(c) Effect of foreign currency translation.

(d) Decrease in valuation allowance due to increased viability of anticipated future income.

(e) Decrease in valuation allowance due to reclassification of certain items.

(f) Reflected as reduction of inventory on the balance sheet.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERMET CORPORATION


                                       By:   /s/ John Doddridge
                                             -------------------------------
                                             John Doddridge
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer

                                       Date: March 27, 1998


                        POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints John Doddridge and Doretha J. Christoph, or either of them, as attorney-in-fact, each with power of substitution, for such person in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 27, 1998, by the following persons on behalf of the Company in the capacities indicated.

Signature                            Capacity
/s/ John Doddridge                   Chairman of the Board of Directors and Chief Executive Officer
------------------------------       (Principal Executive Officer)
John Doddridge


/s/ Vernon R. Alden                  Director
------------------------------
Vernon R. Alden


/s/ J. Frank Broyles                 Director
------------------------------
J. Frank Broyles


/s/ John P. Crecine                  Director
-------------------------------
John P. Crecine


/s/ Anton Dorfmueller, Jr.           Director
-------------------------------
Anton Dorfmueller, Jr.

/s/ Norman F. Ehlers                 Director
-------------------------------
Norman F. Ehlers


/s/ John B. Ellis                    Director
-------------------------------
John B. Ellis


/s/ Wilfred E. Gross, Jr.            Director
-------------------------------
Wilfred E. Gross, Jr.


/s/ A. Wayne Hardy                   Director
-------------------------------
A. Wayne Hardy


/s/ John R. Horne                    Director
-------------------------------
John R. Horne


/s/ Thomas H. Jeffs II               Director
-------------------------------
Thomas H. Jeffs II


/s/ Harold C. McKenzie, Jr.          Director
-------------------------------
Harold C. McKenzie, Jr.


/s/ J. Mason Reynolds                Director
-------------------------------
J. Mason Reynolds


/s/ Curtis W. Tarr                   Director
-------------------------------
Curtis W. Tarr


/s/ Doretha J. Christoph             Vice President - Finance, Chief Financial Officer, Treasurer and
-------------------------------      Secretary (Principal Financial Officer)
Doretha J. Christoph


/s/ Walter T. Knollenberg            Controller (Principal Accounting Officer)
-------------------------------
Walter T. Knollenberg

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

     2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996 (included as Exhibit 2.3 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     2.4 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997 (included as Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     2.5 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker, dated June 18, 1997 (included as Exhibit 2.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     3.1 Amended and Restated Articles of Incorporation of the Company (included as Exhibit 4.1 to the Company's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated herein by reference).

     3.2              By-Laws of the Company, as amended through October
                      17,1996.

     3.3 Amendment to the by-Laws of the Company, adopted January 30, 1998 and effective April 16, 1998.

     4.1 Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*

     4.2 Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia.*

     4.3 Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee.*

     4.4 Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively.*

     4.5 Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia.*

     4.6 Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*


     4.7 Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

     4.8 Loan Contract, dated October 11, 1988, by and between Columbus Neunkirchen Foundry GmbH and the Landesbank Saar Girozentrale, relating to a loan in the original principal amount of DM 1,550,000.*

     4.9 Loan Contract, dated December 14, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 3,833,500.*

     4.10 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

     4.11 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

     4.12 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among the Company, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.13 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among the Company and various lenders named therein (included as Exhibit 4.15 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.14 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                      Exhibit 4.20 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.15 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between the Company and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                      Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

     4.16 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).


     4.17 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between the Company and Trust Company Bank, as Rights Agent (included as Exhibit 4 to the Company's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to the Company's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated herein by reference).**

    10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as
                      Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as
                      Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.2(a) Form of Intermet Corporation Directors Stock Option Agreement (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.2(b) Intermet Corporation Director's Stock Option Plan (included as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.3 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to the Company's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated herein by reference)**

    10.4 Asset Purchase Agreement among Intermet Corporation, Intermet Machining, Inc., PBM Industries, Inc. and PBM Acquisition Limited, dated September 6, 1995, as amended by Amendments 1, 2 and 3 thereto (included as an Exhibit to the Company's Form 8-K dated October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.5 Asset Purchase Agreement by and among Ricardo North American Detroit, Inc., Ricardo Group, plc., InterMotive Technologies, Inc. and Intermet Corporation, dated October 12, 1995 (included as an Exhibit to the Company's Form 8-K dated October 18, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.6(a) Agreement for Purchase and Sale of Assets of Bodine-Robinson, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(a) to the Company's Form 8-K dated November 15, 1995 (the "Robinson 8-K"), File No. 0-13787, previously filed with the Commission and incorporated herein by reference).


    10.6(b) Agreement for Purchase and Sale of Certain Assets of Robinson Foundry, Inc. among the Company, Alexander City Casting Company, Inc., Bodine-Robinson Foundry, Inc., Joe Robinson and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(b) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.6(c) Management Agreement among Joe Robinson, the Company and Alexander City Casting Company, Inc., dated November 15, 1995 (included as Exhibit 2(c) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.6(d) Registration Rights Agreement between the Company and Robinson Foundry, Inc., dated November 15, 1995 (included as Exhibit 2(d) to the Robinson 8-K, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).

    10.7              Operating Committee 1998 Profit Sharing Plan.**

    10.8(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.8(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to the Company's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.9              Intermet Salary Continuation Plan (included as Exhibit
                      10.18 to the Company's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.10 Form of employment agreement by and between the Company and the executive officers of the Company, other than John Doddridge, effective November 1, 1996 (included as Exhibit
                      10.21 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.11 Employment Agreement, dated October 26, 1995, by and between the Company and John Doddridge (included as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.12 Employment Agreement, dated December 27, 1996, by and between the Company and David L. Neilson (included as
                      Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**

    10.13             1997 Directors' Deferred Compensation Plan (included as
                      Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated herein by reference).**


    10.14(a) Agreement and Plan of Merger dated November 7, 1989 among Sudbury, Inc., Western, General Products Delaware Corporation, General Products Angola Corporation and General Products Corporation (included as Exhibit (10)(b) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

    10.14(b) Asset Purchase Agreement dated November 7, 1989 among Sudbury, Inc., Western and General Products Delaware Corporation (included as Exhibit (10)(a) to Sudbury's Form 8-K filed for the November 7, 1989 event, File No. 1-10023, previously filed with the Commission and incorporated herein by reference).

    13 Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this Report on Form 10-K, are filed herewith.

    21                Subsidiaries of the Company.

    23                Consent of Independent Auditors (included herein on Page
                      F-1).

    24 Power of Attorney is included on the signature pages of this Report.

    27                Financial Data Schedule.

    99 Notice of Annual Meeting of Shareholders to be held April 16, 1998 and related Proxy Statement of the Company, dated March 9, 1998 (previously filed with the Commission on March 6, 1998 and incorporated herein by reference).

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


(b) No reports on Form 8-K were filed by the Company for the fourth quarter of 1997.

(c) The Company hereby files as exhibits to this Report the exhibits set forth in Item 14(a)(3) hereof.

(d) The Company hereby files as financial statement schedules to this Report the financial statement schedules set forth in Item 14(a)(2) hereof.