Form 10-Q
period 1998-03-31
INTERMET CORP
filed 1998-04-29
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1998, or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 24, 1998 there were 25,590,624 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets

                                                                    March 31,         December 31,
                                                                      1998                1997
                                                                  ----------------    ------------
                                                                  (Unaudited)
                                                                      (in thousands of dollars)
Assets
Current assets:
 Cash and cash equivalents                                           $  6,066         $  7,022
 Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,736
  in 1998 and $2,125 in 1997                                          106,901           92,871
  Other                                                                12,000            7,549
                                                                     --------         --------
                                                                      118,901          100,420

   Inventories                                                         58,387           61,164
   Other current assets                                                27,662           24,676
                                                                     --------         --------

Total current assets                                                  211,016          193,282

Property, plant and equipment, at cost                                455,779          471,981
Less:
 Foreign industrial development grants, net of
  amortization                                                          5,316            5,638
 Accumulated depreciation and amortization                            223,171          224,444
                                                                     --------         --------
Net property, plant and equipment                                     227,292          241,899

Goodwill, net of amortization                                          89,601           86,014
Other noncurrent assets                                                21,405           17,610
                                                                     --------         --------

                                                                     $549,314         $538,805
                                                                     ========         ========

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets

                                                                    March 31,          December 31,
                                                                      1998                 1997
                                                               -------------------    ---------------
                                                                  (Unaudited)
                                                                      (in thousands of dollars)

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                                    $   3,319            $   9,087
 Accounts payable                                                    56,226               59,173
 Income taxes payable                                                15,137                8,635
 Accrued liabilities                                                 52,846               48,521
 Long term debt due within one year                                   9,632               10,538
                                                                  ---------            ---------
Total current liabilities                                           137,160              135,954

Noncurrent liabilities:
 Long term debt due after one year                                  165,143              167,295
 Retirement benefits                                                 50,319               49,013
 Other noncurrent liabilities                                         6,286                8,778
                                                                  ---------            ---------
Total noncurrent liabilities                                        221,748              225,086

Minority interest                                                     1,688                2,337

Shareholders' equity:
 Common stock                                                         2,560                2,526
 Capital in excess of par value                                      61,248               58,176
 Retained earnings                                                  124,493              114,242
 Accumulated other comprehensive income                                 484                  561
 Unearned restricted stock                                              (67)                 (77)
                                                                  ---------            ---------
Total shareholders' equity                                          188,718              175,428
                                                                  ---------            ---------

                                                                  $ 549,314            $ 538,805
                                                                  =========            =========

See accompanying notes.

                              Intermet Corporation

               Interim Condensed Consolidated Statements of Income




                                                          Three months ended
                                                      March 31,        March 31,
                                                        1998              1997
                                                     -------------    ----------
                                                              (Unaudited)
                                                      (in thousands of dollars,
                                                        except per share data)


Net sales                                             $ 224,033       $ 209,491
Cost of sales                                           194,058         181,886
                                                      ---------       ---------
Gross profit                                             29,975          27,605

Operating expenses:
 Selling                                                  2,604           2,027
 General and administrative                               5,197           5,459
                                                      ---------       ---------
                                                          7,801           7,486

                                                      ---------       ---------
Operating profit                                         22,174          20,119

Other income and expenses:
 Interest income                                             50             233
 Interest expense                                        (3,422)         (2,997)
 Other, net                                                 768             353
                                                      ---------       ---------

                                                         (2,604)         (2,411)
                                                      ---------       ---------

Income before income taxes and minority
interest                                                 19,570          17,708
Provision for income taxes                                8,606           6,757
                                                      ---------       ---------

Income before minority interest                          10,964          10,951
Minority interest in loss of subsidiary                     307            --

                                                      =========       =========
Net income                                            $  11,271       $  10,951
                                                      =========       =========

Income per common share - Basic                       $    0.44       $    0.43
                                                      =========       =========

Income per common share - Diluted                     $    0.43       $    0.43
                                                      =========       =========

See accompanying notes.

                              Intermet Corporation

             Interim Condensed Consolidated Statements of Cash Flows

                                                                             Three months ended
                                                                      March 31, 1998    March 31, 1997
                                                                     ----------------  ----------------
                                                                                (Unaudited)
                                                                         (in thousands of dollars)
Operating activities:
Net income                                                                 $ 11,271        $ 10,951
Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and amortization                                                9,959           9,290
 Other, including net gain on disposal of fixed assets                         (574)           (644)
 Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:
 Accounts receivable                                                        (19,096)        (25,927)
 Inventories                                                                  2,544             205
 Accounts payable and accrued liabilities                                     3,766           2,889
 Other assets and liabilities                                                 2,882           5,972
                                                                           --------        --------
Net cash provided by operating activities                                    10,752           2,736

Investing activities:
 Additions to property, plant and equipment                                  (7,565)         (7,871)
 Sudbury acquisition                                                            (95)        (34,027)
 Proceeds from disposal of fixed assets                                       1,395             901
 Other                                                                         (612)           --
                                                                           --------        --------
Net cash used in investing activities                                        (6,877)        (40,997)

Financing activities:
 Net (decrease) increase in revolving credit facility                        (1,000)         40,600
 Reduction in debt                                                           (1,188)        (10,594)
 Net decrease in notes payable                                               (5,657)           --
 Issuance of common stock                                                     3,106             332
 Dividends paid                                                              (1,020)         (1,009)
 Other                                                                          --            1,564
                                                                           --------        --------
Net cash (used in) provided by financing activities                          (5,759)         30,893

Effect of exchange rate changes on cash and cash equivalents                    928          (1,984)
                                                                           --------        --------

Net decrease in cash and cash equivalents                                      (956)         (9,352)

Cash and cash equivalents at beginning of period                              7,022          23,485
                                                                           --------        --------

Cash and cash equivalents at end of period                                 $  6,066        $ 14,133
                                                                           ========        ========

See accompanying notes.

                              Intermet Corporation

          Notes to Interim Condensed Consolidated Financial Statements

                           March 31, 1998 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):

                                                      March 31,     December 31,
                                                        1998            1997
                                                    -------------   ------------
Finished goods                                         $12,003         $13,852
Work in process                                         15,686          13,897
Raw materials                                           10,672          11,533
Supplies and patterns                                   20,026          21,882
                                                       -------         -------
                                                       $58,387         $61,164
                                                       =======         =======


Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):


                                                 March 31,      December 31,
                                                   1998             1997
                                                 ---------      ------------
Land                                             $  4,199         $  4,783
Buildings and improvements                         84,583           89,215
Machinery and equipment                           353,660          357,745
Construction in progress                           13,337           20,238
                                                 --------         --------
                                                 $455,779         $471,981
                                                 ========         ========

                              Intermet Corporation

                           March 31, 1998 (Unaudited)


1.       Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $89,601,000 and $86,014,000 (net of accumulated amortization of $5,056,000 and $4,392,000) at March 31, 1998 and December 31, 1997, respectively. Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

Income per Common Share

Net income per common share amounts were previously based on the weighted average number of shares outstanding during the period, after giving effect to the exercise of options and assuming the repurchase, at fair market value, of shares using the proceeds from such exercise, unless the effect was antidilutive. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which was adopted by the Company on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Earnings per share for all prior periods have been restated to reflect the new accounting standard.

Reclassification

Certain amounts previously reported in the 1997 financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

2.   Debt

Long term debt consists of the following (in thousands of dollars):


                                                March 31,     December 31,
                                                  1998            1997
                                                ---------     ------------

Intermet                                        $144,000        $150,000
Subsidiaries                                      30,775          27,833
                                                --------        --------

Total long-term debt                             174,775         177,833
Less amounts due within one year                   9,632          10,538
                                                --------        --------

Long-term debt due after one year               $165,143        $167,295
                                                ========        ========

                             INTERMET CORPORATION

   Notes to Interim Condensed Consolidated Financial Statements (continued)

                          March 31, 1998 (Unaudited)



3.  Comprehensive Income

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1998. Statement 130 establishes new rules for reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires these items, which include foreign currency translation adjustment and minimum pension liability adjustment, to be combined and reported as accumulated other comprehensive income. Prior to adoption, these items were reported separately in shareholders' equity. In addition, the Statement requires net income and other comprehensive income to be included as components of total comprehensive income, as displayed in the table below.


                                                        Three months ended
                                                        ------------------
                                                     March 31,        March 31,
                                                       1998             1997
                                                     ---------        ---------
                                                      (in thousands of dollars)
        Net income                                   $11,271           $10,951
        Other comprehensive loss:
         Foreign currency translation adjustment         (77)           (1,668)
         Minimum pension liability adjustment              -                 -
                                                     -------           -------
        Total other comprehensive loss                   (77)           (1,668)
                                                     -------           -------
        Total comprehensive income                   $11,194           $ 9,283
                                                     =======           =======


Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

4.  Environmental and Legal Matters.

The Company is engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe any of the above mentioned proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

                              Intermet Corporation

                           March 31, 1998 (Unaudited)


5.   Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.



                                                            Three months ended
                                                       ------------------------------
                                                        March 31,        March 31,
                                                           1998             1997
                                                       -------------    -------------
                                                         (in thousands, except per
                                                                share data)

       Numerator:
         Net income                                    $      11,271    $      10,951

       Denominator:
         Denominator for basic earnings per
            share - weighted average shares                   25,404           25,178

         Effect of dilutive securities:
            Employee stock options                               548              501
                                                       -------------    -------------
         Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                    25,952           25,679
                                                       =============    =============

       Basic earnings per share                                $0.44            $0.43
                                                       =============    =============

       Diluted earnings per share                              $0.43            $0.43
                                                       =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

For the first three months of 1998, net cash provided by operating activities was $10.8 million. Accounts receivable increased $19.1 million from December 31, 1997, as sales during March 1998 were higher than those of December 1997, excluding IWESA, due to the traditional holiday shutdown. Depreciation and amortization expense was $10.0 million. The Company's investing activities for the first three months of 1998 used cash of $6.9 million. This includes additions to property, plant and equipment of $7.6 million. In addition, the Company received $1.4 million of proceeds on the sale of fixed assets. Financing activities used cash of $5.8 million for the year to date at March 31, 1998. A portion of the cash generated from operations was used to reduce bank borrowings $7.8 million from the end of 1997. The Company received $3.1 million from the exercise of stock options.

Cash and cash equivalents decreased to $6.1 million at March 31, 1998 from $7.0 million at December 31, 1997. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on March 2, 1998.

Material Changes in Results of Operations

SALES. Sales in the first quarter of 1998 were $224.0 million compared to $209.5 million during the same period in 1997. Domestic foundry sales during the three months ended March 31, 1998 were approximately $6.5 million (or 4.9%) higher than sales for the same period in 1997. This is a result of an increase in domestic vehicle sales, primarily light trucks and sport utility vehicles, including; Ford PHN131, Mercedes SUV and Dodge Durango programs. Sales at machining operations increased $7.4 million for the first quarter of 1998 over the same period in 1997. This is due primarily to the inclusion of IWESA, which was accounted for under the equity method in 1997 but is consolidated for the first quarter of 1998. European foundry sales were up 22.4% for the first quarter for 1998 versus the same period for 1997 as a result of an improved vehicle market. However, the negative effect of changes in the exchange rates on sales was $2.5 million (or 9.1%) for first quarter of 1998 compared to exchange rates for the same period in 1997.

GROSS PROFIT. Gross profit for the quarter ended March 31, 1998 was $30.0 million, an increase of $2.4 million from that of the same period in 1997. Gross profit as a percentage of sales for the three months ended March 31, 1998 and 1997 were 13.4% and 13.2%, respectively. Without the highly leveraged IWESA operations, gross profit as a percentage of sales would be almost 0.9% higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales were 3.5% and 3.6% for the three months ended March 31, 1998 and 1997, respectively.

INTEREST EXPENSE. Interest expense increased to $3.4 million from $3.0 million for the period ended March 31, 1998 versus that period in 1997.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.    OTHER INFORMATION

In February 1997, the Company announced an agreement in principle to purchase a 50% ownership interest in POLCAST Sp. z o.o. In April 1998, the Company terminated all negotiations relating to this purchase.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number   Description of Exhibit

27.1             Financial Data Schedule.


(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERMET CORPORATION


                                     By:      /s/ Walter T. Knollenberg
                                              ----------------------------------
                                              Walter T. Knollenberg
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                     Date:    April 24, 1998

Exhibits Index


Exhibit Number        Description of Exhibit

27.1                  Financial Data Schedule.