Form 10-Q
period 1998-06-30
INTERMET CORP
filed 1998-08-14
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 4, 1998 there were 25,685,124 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets


                                             June 30,      December 31,
                                               1998           1997
                                           --------------  ------------
                                            (Unaudited)
                                            (in thousands of dollars)
Assets
Current assets:
  Cash and cash equivalents                    $3,224         $7,022
  Accounts receivable:
   Trade, less allowance for doubtful
   accounts of $2,032 in 1998 and $2,125
   in 1997                                    112,941         92,871
   Other                                       11,298          7,549
                                           --------------  ------------
                                              124,239        100,420
  Inventories                                  59,584         61,164
  Other current assets                          6,387         24,676
                                           --------------  ------------

Total current assets                          193,434        193,282

Property, plant and equipment, at cost        431,512        471,981
Less:
  Foreign industrial development grants,
   net of amortization                          3,843          5,638
  Accumulated depreciation and
   amortization                               225,392        224,444
                                           --------------  ------------
Net property, plant and equipment             202,277        241,899
Goodwill, net of amortization                  89,172         86,014
Other noncurrent assets                        20,016         17,610
                                           --------------  ------------
                                             $504,899       $538,805
                                           ==============  ============


                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets


                                             June 30,     December 31,
                                               1998           1997
                                           -------------  -------------
                                           (Unaudited)
                                            (in thousands of dollars)
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                               $10,000         $9,087
  Accounts payable                             50,462         59,173
  Income taxes payable                          5,885          8,635
  Accrued liabilities                          49,466         48,521
  Long term debt due within one year            6,210         10,538
                                           -------------  -------------
Total current liabilities                     122,023        135,954

Noncurrent liabilities:
  Long term debt due after one year           123,839        167,295
  Retirement benefits                          50,049         49,013
  Other noncurrent liabilities                  5,814          8,778
                                           -------------  -------------
Total noncurrent liabilities                  179,702        225,086

Minority interest                               2,337          2,337

Shareholders' equity:
  Common stock                                  2,568          2,526
  Capital in excess of par value               62,013         58,176
  Retained earnings                           135,806        114,242
  Accumulated other comprehensive income          508            561
  Unearned restricted stock                       (58)           (77)
                                           -------------  -------------
Total shareholders' equity                    200,837        175,428
                                           -------------  -------------

                                             $504,899       $538,805
                                           =============  =============


See accompanying notes.

                              Intermet Corporation

               Interim Condensed Consolidated Statements of Income


                                  Three months ended           Six months ended
                                June 30,      June 30,        June 30,     June 30,
                                  1998          1997           1998          1997
                               -----------   -----------   ------------   -----------
                                                    (Unaudited)
                                 (in thousands of dollars, except per share data)
Net sales                       $219,857      $210,898       $443,890      $420,389
Cost of sales                    188,357       182,639        382,415       364,537
                               -----------   -----------   ------------   -----------
Gross profit                      31,500        28,259         61,475        55,852

Operating expenses:
  Selling                          2,225         2,498          4,829         4,924
  General and administrative       5,854         5,089         10,842         9,622
  Other operating expenses         1,651           557          1,860         1,073
                               -----------   -----------   ------------   -----------
                                   9,730         8,144         17,531        15,619

                               -----------   -----------   ------------   -----------
Operating profit                  21,770        20,115         43,944        40,233

Other income and expenses:
  Interest income                     51           200            101           437
  Interest expense                (2,857)       (3,151)        (6,279)       (6,147)
  Other, net                        (835)         (684)           (67)         (334)
                               -----------   -----------   ------------   -----------
                                  (3,641)       (3,635)        (6,245)       (6,044)
                               -----------   -----------   ------------   -----------

Income before income taxes
and minority interest             18,129        16,480         37,699        34,189
Provision for income taxes         5,897         5,344         14,503        12,103
                               -----------   -----------   ------------   -----------
Income before minority
interest                          12,232        11,136         23,196        22,086
Minority interest in loss of
subsidiary                           105             -            412             -

                               ------------  -----------   ------------   -----------
Net income                       $12,337       $11,136        $23,608       $22,086
                               ===========   ===========   ============   ===========
Income per common share -
Basic                              $0.48         $0.44          $0.93         $0.88
                               ===========   ===========   ============   ===========
Income per common share -
Diluted                            $0.47         $0.43          $0.91         $0.86
                               ===========   ===========   ============   ===========


See accompanying notes.

                              Intermet Corporation

             Interim Condensed Consolidated Statements of Cash Flows


                                                    Six months ended
                                                 June 30,     June 30,
                                                   1998          1997
                                                ------------  -----------
                                                        (Unaudited)
                                                 (in thousands of dollars)
Operating activities:
Net income                                         $23,608      $22,086
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                     19,203       18,582
  Gain on sale of subsidiary                          (115)
  Other, including net gain on disposal of
   fixed assets                                       (577)        (409)
  Changes in operating assets and liabilities
   excluding the effects of acquisitions and
   dispositions:
   Accounts receivable                             (35,431)     (27,735)
   Inventories                                      (2,199)      (1,801)
   Accounts payable and accrued liabilities            578        3,701
   Other assets and liabilities                      4,108        6,161
                                                ------------  -----------
Net cash provided by operating activities            9,175       20,585

Investing activities:
  Additions to property, plant and equipment       (16,927)     (18,672)
  Sudbury acquisition                                 (117)     (35,993)
  Proceeds from the sale of subsidiaries            22,971            -
  Investment in Joint Venture                       (2,000)           -
  Proceeds from disposal of fixed assets             1,403          782
  Other                                              2,445        2,202
                                                ------------  -----------
Net cash provided by (used in) investing
  activities                                         7,775      (51,681)

Financing activities:
  Net (decrease) increase in revolving credit
    facility                                       (25,000)      31,100
  Reduction in debt                                 (1,793)     (11,475)
  Net increase in notes payable                      5,000            -
  Issuance of common stock                           3,879          537
  Dividends paid                                    (2,043)      (2,017)
  Other                                                  -            2
                                                ------------  -----------
Net cash (used in) provided by financing
  activities                                       (19,957)      18,147

Effect of exchange rate changes on cash and
  cash equivalents                                    (791)      (3,133)
                                                ------------  -----------

Net decrease in cash and cash equivalents           (3,798)     (16,082)

Cash and cash equivalents at beginning of
  period                                             7,022       23,485
                                                ------------  -----------

Cash and cash equivalents at end of period          $3,224       $7,403

                                                ============  ===========

See accompanying notes.

                              Intermet Corporation

          Notes to Interim Condensed Consolidated Financial Statements

                            June 30, 1998 (Unaudited)


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):




                                         June 30,     December 31,
                                           1998           1997
                                       -------------  ------------
               Finished goods             $12,745       $13,852
               Work in process             16,742        13,897
               Raw materials                8,558        11,533
               Supplies and patterns       21,539        21,882
                                       -------------  ------------
                                          $59,584       $61,164
                                       =============  ============


Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):


                                         June 30,     December 31,
                                           1998           1997
                                       -------------  ------------

               Land                        $4,198        $4,783
               Buildings and
                 improvements              84,357        89,215
               Machinery and equipment    324,823       357,745
               Construction in
                 progress                  18,134        20,238
                                       -------------  ------------
                                         $431,512      $471,981
                                       =============  ============



                              Intermet Corporation

                            June 30, 1998 (Unaudited)


1.    Summary of Significant Accounting Policies  (continued)

Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $89,172,000 and $86,014,000 (net of accumulated amortization of $5,819,000 and $4,392,000) at June 30, 1998 and December 31, 1997, respectively. Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

Income per Common Share

Net income per common share amounts were previously based on the weighted average number of shares outstanding during the period, after giving effect to the exercise of options and assuming the repurchase at fair market value, of shares using the proceeds from such exercise, unless the effect was antidilutive. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which was adopted by the Company on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Earnings per share for all prior periods have been restated to reflect the new accounting standard.

Reclassification

Certain amounts previously reported in the 1997 financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

2.  Acquisitions and Dispositions

During the second quarter of 1998, the Company entered into an agreement with Portuguese Grupo Jorge de Mello, creating a joint venture company called PortCast-Fundicao Nodular, S.A. ("PortCast"). PortCast is located in Porto, Portugal and increases foundry capacity in Europe. The Company spent $2.0 million of capital toward its investment in a 50% equity interest in PortCast. The Company has managerial control and the ability to increase its ownership interest.

In June 1998, the Company sold its Industrial Powder Coatings, Inc. subsidiary ("IPC"). IPC was purchased as part of the Sudbury acquisition in December 1996. IPC's sales were approximately 7% of Intermet's consolidated sales for the twelve months of 1997 and for the first six months of 1998.

                              Intermet Corporation

                            June 30, 1998 (Unaudited)


2. Acquisitions and Dispositions  (continued)

During the second quarter of 1998, IWESA GmbH ("IWESA") entered bankruptcy proceedings and continues to operate under the protection of a bankruptcy referee. The Company had purchased a 49% equity investment in IWESA in late 1996. The Company's ownership of IWESA increased to 82.4% during 1997 and IWESA was consolidated at the end of 1997. As a result of the bankruptcy proceedings, the Company's consolidated financial statements include IWESA's results of operations only through April 1998 and IWESA is not included in the consolidated balance sheet at June 30, 1998. IWESA accounted for approximately 2% of the Company's consolidated sales for 1998 for the first six months ended June 30, 1998.

The effect of the above mentioned disposals had an immaterial impact on the Company's financial results for the three and six month periods ending June 30, 1998.

3. Debt

Long term debt consists of the following (in thousands of dollars):



                                             June 30,     December 31,
                                               1998           1997
                                           ------------   ------------
               Intermet                      $135,000       $150,000
               Subsidiaries                     5,049         27,833
                                           ------------   ------------

               Total long-term debt           140,049        177,833
               Less amounts due within
               one year                        16,210         10,538
                                           ------------   ------------

               Long-term debt due after
               one year                      $123,839       $167,295
                                           ============   ============


4.  Comprehensive Income

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

                              Intermet Corporation

                            June 30, 1998 (Unaudited)


4. Comprehensive Income  (continued)



                                    Three months ended        Six months ended
                                  ------------------------  ---------------------
                                   June 30,    June 30,      June 30,   June 30,
                                    1998         1997         1998       1997
                                  ----------   ----------   ---------   ---------
                                            (in thousands of dollars)

Net income                         $12,337      $11,136     $23,608     $22,086
Other comprehensive loss:
  Foreign currency translation
    adjustment                          24       (2,676)        (53)     (4,344)
  Minimum pension liability
    adjustment                           -            -           -           -
                                  ----------   ----------   ---------   ---------
Total other comprehensive income
(loss)                                  24       (2,676)        (53)     (4,344)

                                  ==========   ==========   =========   =========
Total comprehensive income         $12,361       $8,460     $23,555     $17,742
                                  ==========   ==========   =========   =========

Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

5. Environmental and Legal Matters

The Company is engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe any of the above mentioned proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

                              Intermet Corporation

                            June 30, 1998 (Unaudited)


6. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.



                                       Three months ended         Six months ended
                                     -----------------------  -------------------------
                                     June 30,     June 30,     June 30,      June 30,
                                       1998         1997         1998          1997
                                     ----------  -----------  -----------   -----------
                                           (in thousands, except per share data)

    Numerator:
      Net income                        $12,337      $11,136      $23,608       $22,086

    Denominator:
      Denominator for basic
       earnings per share -
       weighted average shares           25,606       25,203       25,507        25,191

      Effect of dilutive securities:
       Employee stock options               406          445          439           446
                                     ==========  ===========  ===========   ===========
      Denominator for diluted
       earnings per share -
       adjusted weighted average
       shares and assumed
       conversions                       26,012       25,648       25,946        25,637
                                     ==========  ===========  ===========   ===========

    Basic earnings per share              $0.48        $0.44        $0.93         $0.88
                                     ==========  ===========  ===========   ===========

    Diluted earnings per share            $0.47        $0.43        $0.91         $0.86
                                     ==========  ===========  ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

For the first six months of 1998, net cash provided by operating activities was $9.2 million. Accounts receivable increased $35.4 million from June 30, 1997, as sales during June 1998 were higher than those of December 1997, excluding IWESA, due to the traditional holiday shutdown. In addition, because June only has 30 days, customer payments which would have been received on the 31st day of the month were received on the first day of the third quarter. Depreciation and amortization expense was $19.2 million. The Company's investing activities for the first six months of 1998 provided cash of $7.8 million. This includes proceeds of $23.0 million on the sale of subsidiaries and $1.4 million on the sale of fixed assets. Offsetting cash provided were additions to property, plant and equipment of $16.9 million and investment in joint venture of $2.0 million. Financing activities used cash of $20.0 million for the year through June 30, 1998. A portion of the cash generated from operations was used to reduce bank borrowings $21.8 million from the end of 1997. The Company received $3.9 million from the exercise of stock options and paid $2.0 million in dividends during the first six months of 1998.

Cash and cash equivalents decreased to $3.2 million at June 30, 1998 from $7.0 million at December 31, 1997. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on September 1, 1998.

Material Changes in Results of Operations

SALES. Sales in the second quarter of 1998 were $219.9 million compared to $210.9 million during the same period in 1997, an increase of 4.2%. Sales during the first six months of 1998 increased 5.6% to $443.9 million versus $420.4 million for the same six-month period in 1997. Domestic foundry sales during the three and six months ended June 30, 1998 were approximately $13.3 million (or 10.3%) and $20.9 million (or 8.0%) greater than during their respective periods in 1997. This is a result of an increase in domestic vehicle sales, primarily light trucks and sport utility vehicles, including Ford PHN131, Mercedes SUV and Dodge Durango programs. Sales at machining operations, excluding IWESA, decreased $3.6 million and $4.0 million for the three and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. This decrease occurred primarily because these operations have experienced a drop in customer requirements on certain products. With the inclusion of IWESA, machining sales decreased $1.5 million and increased $4.9 million for the three and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. European foundry sales have increased over the prior year due to an improved vehicle market. The negative effect of changes in the exchange rates on sales in Europe was $1.3 million (or 4.7%) and $3.6 million (or 6.6%) for the three and six month periods ended June 30, 1998, respectively, compared to exchange rates for the same periods in 1997.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1998 was $31.5 million, an increase of $3.2 million from that of the same period in 1997. Gross profit for the six months ended June 30, 1998 was $61.5 million versus $55.9 million for the six months ended June 30, 1997. Gross profit as a percentage of sales for the three and six months ended June 30, 1998 were 14.3% and 13.8%, respectively, compared to 13.4% and 13.3% for the respective corresponding periods in 1997. Without the IWESA operations, gross profit as a percentage of sales would be almost 0.7% higher for the second quarter of 1998 versus the second quarter of 1997.

OTHER OPERATING EXPENSES. Other operating expenses as a percentage of sales were 4.4% and 3.9% for the three months ended June 30, 1998 and 1997, respectively. Other operating expenses as a percentage of sales for the six-month periods ending June 30, 1998 and 1997 was 3.9% and 3.7%. The increase in these costs during 1998 relates to the write off of the Company's receivables from IWESA. Without the write off of the receivables, the other operating expenses as a percentage of sales would have been 3.7% and 3.6% for the three and six months ended June 30, 1998.

INTEREST EXPENSE. Interest expense was $2.9 million and $6.3 million for the three and six months ended June 30, 1998, respectively, and $3.1 million and $6.1 million for the same periods in 1997.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders was held on April 16, 1998. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:


<Capion>

                                      Voted For     Withheld
                                     ------------   ----------
             John Doddridge          20,603,974      738,451
             John P. Crecine         20,608,687      733,738
             Norman Ehlers           20,612,219      730,206
             Wilfred E. Gross, Jr.   20,606,451      735,974
             A. Wayne Hardy          20,603,099      739,326
             John R. Horne           20,612,190      730,235
             Thomas H. Jeffs II      20,610,917      731,508
             Harold C. McKenzie, Jr. 20,611,719      730,706
             John H. Reed            20,609,517      732,908

In addition, the shareholders approved the appointment of Ernst & Young, LLP as the Company's independent auditors for 1998. Vote totals were as follows:



                                 Appointment
                                 of Auditors
                                 ------------
             Voting for          21,327,289
             Voting against           7,660
             Abstentions              7,476
             Broker non-vote              0


A total of 4,134,449 shares were not voted.

ITEM 5. OTHER INFORMATION

During the second quarter of 1998, the Company entered into an agreement with Portuguese Grupo Jorge de Mello, creating a joint venture company called PortCast-Fundicao Nodular, S.A. ("PortCast"). PortCast is located in Porto, Portugal and increases foundry capacity in Europe. The Company spent $2.0 million of capital toward its investment in a 50% equity interest in PortCast. The Company has managerial control and the ability to increase its ownership interest.

In June 1998, the Company sold its Industrial Powder Coatings, Inc. subsidiary ("IPC"). IPC was purchased as part of the Sudbury acquisition in December 1996. IPC's sales were approximately 7% of Intermet's consolidated sales for the twelve months of 1997 and for the first six months of 1998.

During the second quarter of 1998, IWESA GmbH ("IWESA") entered bankruptcy proceedings and continues to operate under the protection of a bankruptcy referee. The Company had purchased a 49% equity investment in IWESA in late 1996. The Company's ownership of IWESA increased to 82.4% during 1997 and IWESA was consolidated at the end of 1997. As a result of the bankruptcy proceedings, the Company's consolidated financial statements include IWESA's results of operations only through April 1998 and IWESA is not included in the consolidated balance sheet at June 30, 1998. IWESA accounted for approximately 2% of the Company's consolidated sales for 1998 for the first six months ended June 30, 1998.

The effect of the above mentioned disposals had an immaterial impact on the Company's financial results for the three and six month periods ending June 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:



Exhibit Number   Description of Exhibit

27.1             Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three months ended June 30, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERMET CORPORATION


                                    By:   /s/ Walter T. Knollenberg
                                          -------------------------
                                          Walter T. Knollenberg
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                    Date: August 13, 1998

Exhibits Index



Exhibit Number   Description of Exhibit

27.1             Financial Data Schedule.