Form 10-Q
period 1998-09-30
INTERMET CORP
filed 1998-11-12
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 3, 1998 there were 25,720,824 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets


                                                                 September 30,            December 31,
                                                                      1998                    1997
                                                               -------------------    -------------------
                                                                  (Unaudited)
                                                                       (in thousands of dollars)
Assets
Current assets:
  Cash and cash equivalents                                            $2,756                   $7,022
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $2,276
     in 1998 and $2,125 in 1997                                       117,696                   92,871
      Other                                                            12,114                    7,549
                                                               -------------------    -------------------
                                                                      129,810                  100,420

   Inventories                                                         58,458                   61,164
   Other current assets                                                 7,088                   24,676
                                                               -------------------    -------------------

Total current assets                                                  198,112                  193,282

Property, plant and equipment, at cost                                451,422                  471,981
Less:
   Foreign industrial development grants, net of
      amortization                                                      4,137                    5,638
   Accumulated depreciation and amortization                          235,546                  224,444
                                                               -------------------    -------------------
Net property, plant and equipment                                     211,739                  241,899

Goodwill, net of amortization                                          88,516                   86,014
Other noncurrent assets                                                20,072                   17,610
                                                               -------------------    -------------------

                                                                     $518,439                 $538,805
                                                               ===================    ===================

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets


                                                                 September 30,          December 31,
                                                                      1998                   1997
                                                               -------------------    ------------------
                                                                  (Unaudited)
                                                                      (in thousands of dollars)
Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                                        $12,000                $9,087
   Accounts payable                                                      53,266                59,173
   Income taxes payable                                                   6,626                 8,635
   Accrued liabilities                                                   46,877                48,521
   Long term debt due within one year                                     6,072                10,538
                                                               -------------------    ------------------
Total current liabilities                                               124,841               135,954

Noncurrent liabilities:
   Long term debt due after one year                                    123,838               167,295
   Retirement benefits                                                   48,936                49,013
   Other noncurrent liabilities                                           8,499                 8,778
                                                               -------------------    ------------------
Total noncurrent liabilities                                            181,273               225,086

Minority interest                                                         2,337                 2,337

Shareholders' equity:
   Common stock                                                           2,573                 2,526
   Capital in excess of par value                                        62,632                58,176
   Retained earnings                                                    144,092               114,242
   Accumulated other comprehensive income                                   878                   561
   Unearned restricted stock                                               (187)                  (77)
                                                               -------------------    ------------------
Total shareholders' equity                                              209,988               175,428
                                                               -------------------    ------------------

                                                                       $518,439              $538,805
                                                               ===================    ==================


See accompanying notes.

                              Intermet Corporation

               Interim Condensed Consolidated Statements of Income


                                                         Three months                           Nine months ended
                                                             ended
                                              September 30,        September 30,        September 30,        September 30,
                                                   1998                 1997                 1998                 1997
                                             -----------------    -----------------    -----------------    ----------------
                                                                              (Unaudited)
                                                            (in thousands of dollars, except per share data)

Net sales                                           $188,808             $189,535             $632,698            $609,924
Cost of sales                                        166,314              167,472              548,729             532,010
                                             -----------------    -----------------    -----------------    ----------------
Gross profit                                          22,494               22,063               83,969              77,914

Operating expenses:
   Selling                                             1,957                2,528                6,786               7,452
   General and administrative                          4,852                4,799               15,650              14,421
   Other operating expenses                              956                  536                2,860               1,609
                                             -----------------    -----------------    -----------------    ----------------
                                                       7,765                7,863               25,296              23,482
                                             -----------------    -----------------    -----------------    ----------------

Operating profit                                      14,729               14,200               58,673              54,432

Other income and expenses:
   Interest income                                        60                   46                  161                 469
   Interest expense                                   (2,543)              (3,164)              (8,822)             (9,297)
   Other, net                                            301                  (79)                 234                (413)
                                             -----------------    -----------------    -----------------    ----------------
                                                      (2,182)              (3,197)              (8,427)             (9,241)
                                             -----------------    -----------------    -----------------    ----------------
Income before income taxes and minority
interest                                              12,547               11,003               50,246              45,191
Provision for income taxes                             3,233                3,647               17,736              15,748
                                             -----------------    -----------------    -----------------    ----------------

Income before minority interest                        9,314                7,356               32,510              29,443
Minority interest in loss of subsidiary                    -                    -                  412                   -
                                             -----------------    -----------------    -----------------    ----------------

Net income                                            $9,314               $7,356              $32,922             $29,443
                                             =================    =================    =================    ================

Income per common share - Basic                        $0.36                $0.29                $1.29               $1.17
                                             =================    =================    =================    ================

Income per common share - Diluted                      $0.36                $0.28                $1.27               $1.15
                                             =================    =================    =================    ================


See accompanying notes.

                              Intermet Corporation

             Interim Condensed Consolidated Statements of Cash Flows


                                                                                  Nine months ended
                                                                         September 30,          September 30,
                                                                             1998                   1997
                                                                       ------------------     ------------------
                                                                                     (Unaudited)
                                                                              (in thousands of dollars)
Operating activities:
Net income                                                                      $32,922                $29,443
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                                 27,674                 27,590
   Gain on sale of subsidiary                                                      (115)
   Other, including net gain on disposal of fixed assets                           (529)                  (402)
   Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:
     Accounts receivable                                                        (39,274)               (32,544)
     Inventories                                                                   (640)                    94
     Accounts payable and accrued liabilities                                     4,876                   (181)
     Other assets and liabilities                                                   713                  2,347
                                                                       ------------------     ------------------
Net cash provided by operating activities                                        25,627                 26,347

Investing activities:
   Additions to property, plant and equipment                                   (32,560)               (31,465)
   Sudbury acquisition                                                             (143)               (36,098)
   Proceeds from the sale of subsidiaries                                        22,971                      -
   Investment in joint venture                                                   (2,000)                     -
   Proceeds from disposal of fixed assets                                         1,415                    815
   Other                                                                          2,342                    663
                                                                       ------------------     ------------------
Net cash used in investing activities                                            (7,975)               (66,085)

Financing activities:
   Net (decrease) increase in revolving credit facility                         (25,000)                34,700
   Reduction in debt                                                             (1,987)               (11,756)
   Net increase in notes payable                                                  7,000                      -
   Issuance of common stock                                                       4,503                    727
   Dividends paid                                                                (3,071)                (3,027)
   Other                                                                               -                     -
                                                                       ------------------     ------------------
Net cash (used in) provided by financing activities                             (18,555)                20,644

Effect of exchange rate changes on cash and cash equivalents                     (3,363)                   882
                                                                       ------------------     ------------------

Net decrease in cash and cash equivalents                                        (4,266)               (18,212)

Cash and cash equivalents at beginning of period                                  7,022                 23,485
                                                                       ------------------     ------------------

Cash and cash equivalents at end of period                                       $2,756                 $5,273
                                                                       ==================     ==================

See accompanying notes.

                              Intermet Corporation

          Notes to Interim Condensed Consolidated Financial Statements

                         September 30, 1998 (Unaudited)


1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Inventories

Inventories consist of the following (in thousands of dollars):


                                                           September 30,         December 31,
                                                                1998                 1997
                                                         ------------------    -----------------
                      Finished goods                             $13,414              $13,852
                      Work in process                             14,808               13,897
                      Raw materials                                8,319               11,533
                      Supplies and patterns                       21,917               21,882
                                                         ------------------    -----------------
                                                                 $58,458              $61,164
                                                         ==================    =================


Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):


                                                           September 30,         December 31,
                                                                1998                 1997
                                                         ------------------    -----------------
                      Land                                      $  4,205             $  4,783
                      Buildings and improvements                  85,598               89,215
                      Machinery and equipment                    329,974              357,745
                      Construction in progress                    31,645               20,238
                                                         ------------------    -----------------
                                                                $451,422             $471,981
                                                         ==================    =================

                              Intermet Corporation

                         September 30, 1998 (Unaudited)


1.       Summary of Significant Accounting Policies  (continued)

Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $88,516,000 and $86,014,000 (net of accumulated amortization of $6,475,000 and $4,392,000) at September 30, 1998 and December 31, 1997, respectively. Such costs are being amortized using the straight-line method over periods ranging from ten to forty years.

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

2.       Acquisitions and Dispositions

During the second quarter of 1998, the Company entered into an agreement with Portuguese Grupo Jorge de Mello, creating a joint venture company called PortCast-Fundicao Nodular, S.A. ("PortCast"). PortCast is located in Porto, Portugal and increases foundry capacity in Europe. The Company spent $2.0 million of capital toward its investment in a 50% equity interest in PortCast. The Company has managerial control.

In June 1998, the Company sold its Industrial Powder Coatings, Inc. subsidiary ("IPC"). IPC was purchased as part of the Sudbury acquisition in December 1996. IPC's sales were approximately 7.6% of Intermet's consolidated sales for the twelve months of 1997 and 4.6% for the first nine months of 1998.

                              Intermet Corporation

                         September 30, 1998 (Unaudited)


2.   Acquisitions and Dispositions  (continued)

During the second quarter of 1998, IWESA GmbH ("IWESA") entered bankruptcy proceedings and continues to operate under the protection of a bankruptcy referee. The Company had purchased a 49% equity investment in IWESA in late 1996. The Company's ownership of IWESA increased to 82.4% during 1997 and IWESA was consolidated at the end of 1997. As a result of the bankruptcy proceedings, the Company's consolidated financial statements include IWESA's results of operations only through April 1998 and IWESA is not included in the consolidated balance sheet at September 30, 1998. IWESA accounted for approximately 1.4% of the Company's consolidated sales for the first nine months ended September 30, 1998.

The effect of the above mentioned disposals had an immaterial impact on the Company's financial results for the three- and nine-month periods ended September 30, 1998.

3.   Debt

Long term debt consists of the following (in thousands of dollars):



                                                                 September 30,         December 31,
                                                                      1998                 1997
                                                               ------------------    -----------------
                      Intermet                                         $137,000             $150,000
                      Subsidiaries                                        4,910               36,920
                                                               ------------------    -----------------

                      Total long-term debt                              141,910              186,920
                      Less amounts due within one year                   18,072               19,625
                                                               ------------------    -----------------

                      Long-term debt due after one year                $123,838             $167,295
                                                               ==================    =================


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

                              Intermet Corporation

                         September 30, 1998 (Unaudited)


4.   Comprehensive Income (Loss) (continued)


                                                  Three months ended                        Nine months ended
                                         -------------------------------------     -------------------------------------
                                          September 30,        September 30,        September 30,       September 30,
                                              1998                 1997                 1998                 1997
                                         ----------------     ----------------     ----------------    -----------------
                                                                   (in thousands of dollars)

Net income                                       $9,314               $7,356              $32,922              $29,443
Other comprehensive loss:
  Foreign currency translation
adjustment                                          371                3,002                  317               (1,342)
  Minimum pension liability adjustment
                                                      -                    -                    -                    -
                                         ----------------     ----------------     ----------------    -----------------
Total other comprehensive income (loss)             371                3,002                  317               (1,342)
                                         ================     ================     ================    =================
Total comprehensive income                       $9,685              $10,358              $33,239              $28,101
                                         ================     ================     ================    =================

Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

5.   Environmental and Legal Matters

The Company is engaged in various legal proceedings and other matters incidental to its normal business activities. The Company does not believe any such proceedings or matters are material in relation to the Company's consolidated financial position or results of operations.

                              Intermet Corporation

                         September 30, 1998 (Unaudited)


6.   Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.


                                                      Three months ended                        Nine months ended
                                             --------------------------------------    -------------------------------------
                                              September 30,        September 30,        September 30,        September 30,
                                                   1998                 1997                 1998                1997
                                             -----------------    -----------------    -----------------    ----------------
                                                                 (in thousands, except per share data)
     Numerator:
       Net income                                     $9,314               $7,356              $32,922            $29,443

     Denominator:
       Denominator for basic earnings
          per share - weighted average
          shares                                      25,679               25,222               25,565             25,202

       Effect of dilutive securities:
          Employee stock options                         297                  592                  374                491

                                             -----------------    -----------------    -----------------    ----------------
       Denominator for diluted earnings
          per share - adjusted weighted
          average shares and assumed
          conversions                                 25,976               25,814               25,939             25,693
                                             =================    =================    =================    ================

     Basic earnings per share                         $ 0.36               $ 0.29              $  1.29            $  1.17
                                             =================    =================    =================    ================

     Diluted earnings per share                       $ 0.36               $ 0.28              $  1.27            $  1.15
                                             =================    =================    =================    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS SECTION, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY OR ITS MANAGEMENT, ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING, BUT NOT LIMITED TO: (i) GENERAL ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY OPERATES; (ii) FLUCTUATIONS IN WORLDWIDE OR REGIONAL AUTOMOBILE AND LIGHT AND HEAVY TRUCK PRODUCTION; (iii) LABOR DISPUTES INVOLVING THE COMPANY OR ITS SIGNIFICANT CUSTOMERS; (iv) CHANGES IN PRACTICES AND/OR POLICIES OF THE COMPANY'S SIGNIFICANT CUSTOMERS TOWARD OUTSOURCING AUTOMOTIVE COMPONENTS AND SYSTEMS; (v) FOREIGN CURRENCY AND EXCHANGE FLUCTUATIONS; (vi) FACTORS AFFECTING THE ABILITY OF THE COMPANY OR ITS KEY SUPPLIERS TO RESOLVE YEAR 2000 ISSUES IN A TIMELY MANNER; AND (vii) OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

Material Changes in Financial Condition

For the first nine months of 1998, net cash provided by operating activities was $25.6 million. Depreciation and amortization expense was $27.7 million. Accounts receivable increased $39.3 million from December 31, 1997, as sales during September 1998 were higher than those of December 1997, excluding IWESA, due to the traditional holiday shutdown. In addition, because September only has 30 days, customer payments, which would have been received on the 31st day of the month, were received on the first day of the fourth quarter. Accounts payable increased $4.9 million from the beginning of 1998 due to increased production volumes and capital spending in September 1998 versus December 1997. The Company's investing activities for the first nine months of 1998 used cash of $8.0 million. Additions to property, plant and equipment were $32.6 million and investment in joint venture was $2.0 million. Offsetting these cash uses were proceeds of $23.0 million on the sale of subsidiaries and $1.4 million on the sale of fixed assets. Financing activities used cash of $18.6 million for the year through September 30, 1998. A portion of the cash generated from operations was used to reduce bank borrowings $20.0 million from the end of 1997. The Company received $4.5 million from the exercise of stock options and paid $3.1 million in dividends during the first nine months of 1998.

Cash and cash equivalents decreased to $2.8 million at September 30, 1998 from $7.0 million at December 31, 1997. The Company declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on December 1, 1998.

Material Changes in Results of Operations

SALES. Sales in the third quarter of 1998 were $188.8 million compared to $189.5 million during the same period in 1997. Sales during the first nine months of 1998 increased 3.7% to $632.7 million versus $609.9 million for the same nine-month period in 1997. Domestic sales, excluding IPC, during the three and nine months ended September 30, 1998 were approximately $9.8 million (or 6.6%) and $27.3 million (or 5.7%) greater than during their respective periods in 1997. This is a result of an increase in domestic vehicle sales, primarily light trucks and sport utility vehicles, including Ford PHN131, Mercedes SUV and Dodge Durango programs. European foundry sales have increased over the prior year due to an improved vehicle market. The effect of changes in the exchange rates on sales in Europe was positive $0.7 million (or 3.1%) and negative $3.0 million (or 4.0%) for the three and nine month periods ended September 30, 1998, respectively, compared to exchange rates for the same periods in 1997.

GROSS PROFIT. Gross profit for the quarter ended September 30, 1998 was $22.5 million, an increase of $0.4 million from that of the same period in 1997. Gross profit for the nine months ended September 30, 1998 was $84.0 million versus $77.9 million for the nine months ended September 30, 1997. Gross profit as a percentage of sales for the three and nine months ended September 30, 1998 were 11.9% and 13.3%, respectively, compared to 11.6% and 12.8% for the respective corresponding periods in 1997.

OPERATING EXPENSES. Operating expenses as a percentage of sales were 4.1% for the three months ended September 30, 1998 and 1997. Operating expenses as a percentage of sales for the nine-month periods ending September 30, 1998 and 1997 were 4.0% and 3.8%. The increase in these costs during 1998 relates to the write off of the Company's receivables from IWESA. Without the write off of the receivables, the operating expenses as a percentage of sales would have been 3.7% for the nine months ended September 30, 1998.

INTEREST EXPENSE. Interest expense was $2.5 million and $8.8 million for the three and nine months ended September 30, 1998, respectively, and $3.2 million and $9.3 million for the same periods in 1997.

INCOME TAX EXPENSE. Income tax expense was favorably impacted during the third quarter of 1998 by a one-time tax benefit of approximately $1.1 million associated with the write-off of the IWESA investment and its prior period losses.

Year 2000

The Company has conducted an evaluation of its IT and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

The Company has completed a Year 2000 readiness assessment of its business critical IT and non-IT systems. As a result of the assessment, the Company is in the process of developing and implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of the Company's critical administrative, production and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans has begun, and the Company expects to have its critical systems Year 2000 ready by June 1999.

Because the Company's operations depend on the uninterrupted flow of materials and services from its suppliers, the Company has requested and has been receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. The Company intends to continue to monitor the progress of its key suppliers toward Year 2000 readiness.

A small number of the Company's products incorporate electronic components that are purchased from third parties. The Year 2000 readiness of these purchased components is also being assessed.

The Company began addressing Year 2000 issues in 1995, and prior to 1998 spent approximately $2.2 million on Year 2000 readiness. The company estimates that it will spend in total between $7.5 and $8.0 million to become Year 2000 ready. The majority of this spending is for required upgrades to or new business systems required in the ordinary course of business, which will also be Year 2000 ready. It is possible that the actual cost of the Company's Year 2000 readiness effort could exceed these estimates.

Although the Company has a process in place to assess Year 2000 readiness on the part of its suppliers, the Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers might encounter a Year 2000 problem and be unable to supply materials. If this were to occur and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

Contingency plans are being or will be developed that are intended to avoid or mitigate the risks that either key suppliers or the Company might not achieve Year 2000 readiness in time to avoid disruption of the Company's operations.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with the Company's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


Exhibit Number        Description of Exhibit

27.1                  Financial Data Schedule.


(b) The Company filed no reports on Form 8-K during the three months ended September 30, 1998.



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


                               INTERMET CORPORATION


                               By:      /s/ Walter T. Knollenberg
                                        -------------------------
                                        Walter T. Knollenberg
                                        Corporate Controller
                                        (Principal Accounting Officer)

                               Date:    November 10, 1998

Exhibits Index


Exhibit Number        Description of Exhibit

27.1                  Financial Data Schedule.