Form 10-K
period 1998-12-31
INTERMET CORP
filed 1999-03-31
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ________ to ________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was $311,608,440 based on $12.0625 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant's voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


At March 1, 1999 there were 25,832,824 shares of common stock, $0.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held April 15, 1999 are incorporated by reference into Part III.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Intermet is the largest independent producer of ductile iron castings in the world. We specialize in the design and manufacture of complex ductile iron, gray iron and aluminum cast products. We manufacture our products for the global light truck, passenger car and heavy-duty vehicle markets. Our products include cast components used in vehicle axles, chassis, engines and transmissions. In addition, we provide machining and a range of other products and services to the automotive and industrial markets. We provide cast products used by over 20 automotive original equipment manufacturers ("OEMs"), including DaimlerChrysler, Ford, General Motors, BMW, Honda and Toyota and their leading suppliers throughout the world, including Dana, LucasVarity, PBR, SMW and ZF.

Intermet's focus is to supply cast products to a broad array of automotive and industrial customers. These products require advanced technology and engineering. OEMs, Tier 1 and Tier 2 suppliers increasingly rely on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria. In addition, OEMs, Tier 1 and Tier 2 suppliers look to their suppliers to solve problems arising in the design and manufacturing processes. We believe that we are well positioned to benefit from these trends by providing a broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

During 1998, we had a total average casting capacity available of 624,000 tons, on a straight-time basis. As a result of the year-end acquisitions and capital improvements throughout the year, total casting capacity at December 31, 1998 was 663,000 tons, on a straight-time basis. We believe that the market for ferrous and non-ferrous castings is highly fragmented, with approximately 3,000 suppliers in the United States alone. Intermet believes that its strong reputation in the industry and leadership in its core markets position it to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs' strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence. Responding to these trends, Intermet's acquisition of Sudbury, Inc. ("Sudbury") in December 1996 significantly increased its ferrous casting capacity and the acquisition of Tool Products, Inc. ("Tool Products") in December 1998 significantly increased its aluminum casting capacity.

Intermet's castings are used primarily in passenger cars and light trucks, as well as in heavy trucks. The castings also have railroad, municipal, marine and construction applications. We specialize in safety-related parts, critical to vehicle control, which meet our customers' exacting metallurgical, dimensional and quality control standards. Products manufactured for the automotive, light truck and heavy truck industries include brake and suspension parts, steering components, differential cases, camshafts and crankshafts.

Intermet also manufactures lost foam aluminum castings, aluminum and zinc die castings, cantilevered cranes, specialty service vehicle truck bodies and precision-machined components for the automotive and industrial markets.

RECENT DEVELOPMENTS

On March 19, 1999, Intermet's board of directors authorized the repurchase of up to 10% of its 25.8 million outstanding shares of common stock. The repurchase authority allows us to selectively repurchase our stock in the open market or in privately negotiated transactions, depending on market price and other factors. Intermet may repurchase the shares at its discretion and without a target price. We will hold the repurchased shares in treasury for general corporate purposes.

On December 31, 1998, Intermet acquired the operating assets and the aluminum die-casting business of Quadion Corporation for $56,951,000 and operating supplies inventories for $1,353,000, both in cash. These assets form the base of Intermet's wholly owned subsidiary Tool Products, Inc. This transaction has been accounted for as a purchase. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $39,052,000. This was recorded as goodwill, which will be amortized on a straight-line basis over 40 years. The consolidated financial statements include the balance sheet of Tool Products at December 31, 1998. The balance sheet of Tool Products is subject to audit, which may result in an adjustment to the purchase price subsequent to December 31, 1998. Tool Products manufactures aluminum die castings for broad applications in the automotive, electronics and other industries. Tool Products has manufacturing facilities in New Hope, Minnesota and Jackson, Tennessee.

On December 31, 1998 Intermet acquired 100% of the outstanding shares of Vorpommersche Eisenwerke GmbH Ueckermunde ("VEGU") for DM 6,000,000 in cash. The transaction was accounted for as a purchase. The purchase price has been allocated to the assets purchased and the liabilities assumed based on the estimated fair values at the date of acquisition. The fair value of tangible net assets acquired exceeded the purchase price and has resulted in negative goodwill of approximately DM 3,300,000. This will be amortized on a straight-line basis over 5 years. The consolidated financial statements include the balance sheet of VEGU as of December 31, 1998. VEGU is a ferrous foundry company located in eastern Germany.

In June 1998 we sold substantially all the stock of our subsidiary, Industrial Powder Coatings, for $22,338,000 in cash, net of related selling expenses, and recognized a net gain of approximately $115,000.

During the second quarter of 1998, Intermet entered into an agreement with Portuguese Grupo Jorge de Mello to create a joint venture company called PortCast-Fundicao Nodular, S.A. ("PortCast"). PortCast is located in Porto, Portugal. This joint venture increased our foundry capacity in Europe. Intermet spent $2,000,000 for its 50% equity interest in PortCast. During the third quarter of 1998, Intermet advanced approximately $1,300,000 to PortCast for its working capital requirements. Intermet has management control. Our investment in PortCast is accounted for using the equity method. Intermet's share in the net loss of PortCast for 1998 is $440,000. This is included in other income and expense in Intermet's statements of operations.

In December 1996, Intermet acquired substantially all of the outstanding stock of Sudbury, Inc. for $182,434,000 in cash. This included costs of $5,277,000 directly related to the acquisition. We accounted for this transaction as a purchase. The results of operations of Sudbury from the date of acquisition to December 31, 1996 were not significant.

In 1996, Intermet purchased a minority interest in IWESA GmbH ("IWESA") for DM 4,000,000 in cash. We also purchased a newly issued share from IWESA for DM 374,000 bringing our share interest to 49%. In addition, we contributed DM 6,000,000 to the capital reserves of IWESA in support of new capital expansion projects. As a result of the financial difficulties IWESA was experiencing in 1997, we increased our ownership interest to 82.4% at a cost of DM 1. Accordingly, we accounted for IWESA as a consolidated subsidiary at December 31, 1997. In May 1998, IWESA entered bankruptcy proceedings whereby the receiver assumed all remaining assets and obligations, without cash effect, in accordance with German bankruptcy laws and, as a result, Intermet wrote-off assets related to IWESA.

Intermet has an unsecured revolving credit agreement with a bank group, which expires on January 1, 2000. This agreement provides for loans up to $200,000,000 in the aggregate. Standby letters of credit reduce the borrowing limit. At December 31, 1998 such standby letters of credit totaled $4,959,279. The revolving credit agreement provides us with several interest rate-pricing mechanisms. Rates at December 31, 1998 ranged from 5.71% to 6.12% per annum. We must also pay a fee, at a rate of 0.15% per annum, on any unused portion of the loan commitment. The revolving credit agreement requires Intermet to maintain specified financial ratios and imposes limitations on certain activities.

FINANCIAL INFORMATION ABOUT SEGMENTS

The information contained in Note 2 to the consolidated financial statements of Intermet's 1998 Annual Report to Shareholders, furnished to the Commission as
Exhibit 13 to this Report, is incorporated by reference into this filing.

PRODUCTS, MARKETS AND SALES

Intermet focuses on value-added cast products, which it supplies to the automotive and industrial markets. In 1998, approximately 85% of our sales were and attributable to the automotive market. Within this market, our products generally fall into four major categories, including:

- Engine components such as camshafts, crankshafts, bedplates and aluminum intake manifolds
- Transmission components such as differential cases, pump bodies and gear blanks
- Chassis components such as steering knuckles, control arms, steering gear housings, brake housings and supports, spindle carriers and damper forks
- Axle components such as differential cases and carriers, bearing caps, hubs, drums, spring seats and driveline yokes

Intermet also manufactures a variety of products for the industrial and appliance markets. In 1998, approximately 15% of our sales were attributable to the industrial and appliance markets.

Intermet has a long-standing quality assurance program. We are committed to maintaining our reputation for high quality products and timely delivery. With the exception of VEGU, all of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 certification. VEGU has ISO-9002 certification. In addition, many of our facilities have received quality awards from their customers during 1998, including:

-  Toyota's Excellent Quality Performance
-  Honda's Delivery Performance
-  CMI's Certified Supplier
-  Milwaukee Electric Tool Corporation Outstanding Supplier Award for 1998.

We primarily market our products through our own sales and customer service staff. We use independent sales representatives in Europe and, to a limited degree, in the United States. Intermet's principal sales office is in Michigan. We produce primarily to customer order and do not maintain any significant inventory of finished goods not on order.

Intermet provides extensive production and technical training to our sales staff. This technical background enables the sales staff to act as an effective liaison between our customers and our production personnel. Through the product engineering group, we offer assistance at the design stage of major casting programs. We employ quality assurance representatives and engineers who work with customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for us. In addition to working with customer purchasing personnel, our product engineers frequently work closely with design engineers and other technical staff.

Intermet supplies cast products to over 20 automotive OEMs, directly or through Tier 1 and Tier 2 suppliers. Our cast products are included on more than 200 vehicle models. Net sales to customers exceeding 10% of consolidated net sales were as follows (as a percentage of consolidated net sales):

                                                 Percentage of Net Sales
                                                1998       1997        1996
                                                ----       ----        ----
     Customer:
     DaimlerChrysler                              20%        18%        23%
     Ford                                         18%        18%        19%
     General Motors                                6%         8%        12%


Ford sales for 1998 include sales to Ford (10%) and Ford Visteon (8%) and GM sales include sales to GM (2%) and Delphi (4%). The loss of any of these customers or a substantial reduction in their purchases would have a material adverse effect on us. Our six largest customers accounted for approximately 54%, 58% and 72% of consolidated net sales during 1998, 1997 and 1996, respectively.

Net sales by market were as follows (as a percentage of consolidated net sales):


                                                  Percentage of Net Sales
                                                1998       1997       1996
                                                ----       ----       ----
     North American passenger
       cars and light trucks                      70%        66%        78%
     North American industrial                    14%        17%         4%
     European light and heavy duty vehicles       15%        13%        17%
     Other                                         1%         4%         1%


Sales of iron castings were 576,000, 539,000 and 458,000 tons in 1998, 1997 and 1996, respectively. The increase in tons sold in 1998 over 1997 is principally attributable to increased sales from existing foundries. The increase in tons sold in 1997 over 1996 is due to the acquisition of Sudbury in December 1996. Based on production, Intermet's foundries operated at average annual capacity of 94% in 1998 and 87% in 1997 and 1996.

DESIGN, MANUFACTURING AND MACHINING

Intermet opened its new technical center in Lynchburg, Virginia at the end of 1997. The Intermet Technical Center provides advanced design and engineering services to customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We provide the customer with design support using their own computer aided design and computer aided engineering languages and cast metal process simulation software. Our design and engineering teams assist the customer, when requested, in the initial stages of product creation and modification.

We believe we are one of the few independent foundry companies fully capable of designing and engineering products based on customer specifications. Our advanced capabilities include finite element analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer aided design techniques, to assist our customers in the initial stages of product design and prototype creation. These techniques greatly enhance our design and flexibility. In addition, we can substantially reduce the time required to produce sample castings, depending on the complexity of the products. Intermet's goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that reduce weight, use alternative materials or incorporate more efficient manufacturing processes. Intermet's product and manufacturing process development work has included the development of new products and processes that can broaden our overall product offerings and capabilities. We believe that our advanced design and engineering capabilities serve as a significant competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Intermet produces ductile and gray iron castings, as well as aluminum castings. Ductile iron has greater strength and elasticity than gray iron. Ductile iron's use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. Aluminum brings a lower weight alternative. Intermet's castings range in size from small products weighing less than one pound to those weighing up to 100 pounds. For the years ended December 31, 1998, 1997 and 1996, sales of ductile iron castings represented 90%, 89% and 87%, respectively, and sales of gray iron represented 7%, 7% and 10%, respectively, of Intermet's total sales of castings (in dollars). The balance of casting sales for 1998 and 1997 were aluminum and malleable castings and the balance of casting sales in 1996 were aluminum castings. Total castings sales were 81% in 1998, 76% in 1997 and 94% in 1996, of the total sales of Intermet.

The cast iron production process involves melting steel scrap and pig iron in a cupola or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken and removed. The lost foam aluminum casting process utilizes exact polystyrene foam replicas of the desired castings, which are embedded in sand. The foam is evaporated and displaced by the hot metal and the casting is formed.

Customers usually specify the properties their castings are to embody, such as hardness and strength, and Intermet determines how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, radioisotopes, ultrasonic, magnetic-particle and spectroscopy, is used extensively in grading scrap metal, analyzing molten metal and testing castings. Intermet also uses its testing equipment and procedures to provide particular tests requested by a customer for its castings.

Most castings require machining before they can be put to their ultimate use. This machining may include drilling, boring, milling, threading or cutting operations. Most customers provide their own machining for castings or have them machined by third parties. Intermet operates a facility in Columbus, Georgia, where it machines castings produced by us and by others. We own a precision machining company in Elk Grove Village, Illinois. We also own a 35% interest in General Products Delaware Corporation, a machining and assembly company headquartered in Jackson, Michigan. Intermet also contracts with other companies to machine castings it produces, before shipment to customers.

Intermet also manufactures cantilevered cranes and specialty service vehicle truck bodies at a facility in Garner, Iowa.

RAW MATERIALS

Steel scrap is the primary raw material Intermet uses to manufacture ferrous castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. We have no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations and we have contractual arrangements with many of our major customers. These arrangements allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap. In producing aluminum castings, the primary raw material we use is secondary aluminum ingot. The cost of aluminum ingot is subject to fluctuations, but we do not anticipate any difficulty in obtaining aluminum ingot in the foreseeable future.

Intermet has contractual arrangements with some of its suppliers, which expire at various times through 2002, for the purchase of various materials, other than steel scrap or secondary aluminum ingot, used in or during the manufacturing process. These contracts and our overall level of purchases provide some protection against price increases. In most cases, Intermet does not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloys and other materials.

CYCLICALITY AND SEASONALITY

Although most of our products are generally not affected by year-to-year automotive style changes, model changes may have a significant impact on sales. In addition, the inherent cyclicality of the automotive industry has affected our sales and earnings during periods of slow economic growth or recession. Our third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for vacations and model changeovers.

BACKLOG

Most of Intermet's business involves supplying all or a stated portion of the customer's annual requirements against blanket purchase orders. Customers typically issue firm releases and shipping schedules on a monthly basis. The lead-time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Our backlog at any given time generally consists only of the orders that have been released for shipment. Subsidiaries of Intermet that manufacture industrial products other than castings, have a backlog at December 31, 1998 of $16.0 million in the aggregate, all of which we expect to ship during 1999.

COMPETITION

Intermet competes with many other foundries, both domestically and internationally. Some of these foundries are owned by major users of iron castings. For example, the three largest automobile manufacturers in North America, which are among our largest customers, operate their own foundries and have greater financial resources. However, they also purchase a significant amount of castings from Intermet and others, and there is a trend toward increased outsourcing by the domestic OEMs. Our castings also compete, to some degree, with malleable iron castings, other metal castings and steel forgings.

The machining industry is highly fragmented and competitive. As in the foundry industry, large purchasers of machined components often have significant in-house capabilities to perform their own machining work.

Intermet competes primarily on the basis of product quality, engineering, service and price. We emphasize our ability to produce complex products in order to compete for value-added castings.

RESEARCH AND DEVELOPMENT

Intermet conducts process and product development programs, principally at a separate research and development foundry in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering, which enhances the strength and toughness of iron. In addition, we are currently working to develop new materials, improved product manufacturing processes and improved characterization of material properties. We directly expensed $1.0 million, $1.1 million and $1.0 million in 1998, 1997 and 1996, respectively, for research and development.

ENVIRONMENTAL MATTERS

Intermet's operations are subject to various federal, state and local laws and regulations. These laws and regulations govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters and the manufacture, treatment and disposal of hazardous and non-hazardous substances.

Some of Intermet's operating units have been identified as potentially responsible parties in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. In addition, we are attempting to resolve known environmental matters with various third parties, including matters that arise in connection with the sale of businesses and properties by us or by our present and former subsidiaries.

Although we intend to minimize our exposure by asserting appropriate defenses in connection with environmental proceedings, based on the advice and assistance of environmental engineers and consultants, we have reserved $4.6 million at December 31, 1998 to cover estimated known environmental liabilities. Although we continue to assess our potential liability, the ultimate liability for environmental matters cannot be predicted with certainty and could exceed estimates.

We also have recurring costs in the normal course of business that are necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations, particularly in the management and disposition of waste (principally non-hazardous) generated by our ongoing operations. In 1998, 1997 and 1996 these costs totaled approximately $14.4, $12.3 and $9.0 million, respectively. In addition, a portion of our capital expenditures is regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. These expenditures were approximately $5.2, $6.9 and $2.6 million in 1998, 1997 and 1996, respectively. We expect to spend $4.8 million in capital expenditures related to environmental matters in 1999, although sales volume levels and available engineering resources, among other factors, will influence the actual amount of capital expenditures.

In addition to these recurring and anticipated expenditures, the 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type we operate. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate these costs. Also, our foundry capacity and any capacity increases are dependent on the ability to maintain or increase permitted levels for air emissions or water discharges. In the event we desire to increase our foundry capacity levels in the future, we cannot be assured that approvals of such increases can be obtained under the applicable permits.

For additional information related to environmental matters, see Item 3 "Legal Proceedings" below; and see "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated by reference from Intermet's 1998 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report.

EMPLOYEES

At March 1, 1999 we employed approximately 6,890 persons, including 6,060 in North America. Of the persons employed in North America, 4,870 were hourly manufacturing personnel and the remaining were clerical, sales and management personnel. We employed 830 persons in Europe, 720 of whom were hourly manufacturing personnel.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Revenues and identifiable assets for Intermet's foreign and domestic operations for 1998, 1997 and 1996 were as follows (in thousands of dollars):

                                                         1998           1997          1996
                                                         ----           ----          ----
     Sales to unaffiliated customers in:
     North America                                      $714,400       $705,100      $441,900
     Europe                                              121,500        104,700        92,600
     Other International                                   5,700          3,900             -

     Identifiable assets in:
     North America                                       517,500        453,300       463,300
     Europe                                               66,500         85,500        63,000


EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected by the board of directors annually at its meeting immediately following the Annual Meeting of Shareholders. An executive officer holds office until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

The executive officers of Intermet as of March 1, 1999 and their ages and principal positions with Intermet, as of that date, are as follows:

Name (Age)                   Principal Position(s)
----------                   ---------------------

John Doddridge (58)          Chairman of the Board and Chief Executive Officer

Doretha J. Christoph (49)    Vice President - Finance, Chief Financial Officer,
                             Treasurer and Secretary

John C. Engeswick (64)       Vice President - Technical Services

David L. Neilson (54)        Vice President - Sales and Marketing

James F. Mason (57)          Group Vice President

C. James Peterson (51)       Group Vice President

Mr. Doddridge became Chairman of the Board and Chief Executive Officer of Intermet in 1994. From November 1992 until November 1994, Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and prior to that time he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Ms. Christoph became Vice President - Finance of Intermet in June 1995. In addition, she was named Chief Financial Officer and Treasurer of Intermet in April 1996 and Secretary in January 1997. From November 1991 until May 1995, she served as Vice President and Director of Administration of LNP Engineering Plastics, a worldwide supplier of engineered plastics and a subsidiary of Kawasaki Steel Corporation. From 1989 to 1991, she served as Director of Finance for the Engineering Plastics Americas operation of ICI, plc.

Mr. Engeswick became Vice President - Technical Services of Intermet in February 1995. Prior to that time he served as Vice President - Quality Assurance for Intermet Foundries, Inc. ("IFI"), a former subsidiary of Intermet, from 1988.

Mr. Neilson joined Intermet in January 1997 as Vice President - Sales and Marketing. He served as Vice President of Sales for North and South America for ITT Automotive, an automotive parts supplier, from June 1993 to January 1997. From September 1992 to June 1993, he was Vice President of Sales and Marketing at Takata, Inc, an automotive parts supplier. He served as President of Sales at a subsidiary of Automotive Industries, an automotive parts supplier, from December 1991 to June 1992.

Mr. Mason became Group Vice President of Intermet in September 1998. Prior to that, he served as President of Wagner Castings Company, a subsidiary of Intermet. He was with Wagner since 1984 and served in several positions before becoming President in April 1988.

Mr. Peterson became Group Vice President of Intermet in September 1998. He served as Vice President - Foundry Operations of Intermet from February 1995 to September 1998. He served as Director of Manufacturing of IFI from 1993 to 1995. From 1985 to 1993, he was with Columbus Foundries, Inc., a subsidiary of Intermet, most recently as General Manager.

ITEM 2.    PROPERTIES

At December 31, 1998, Intermet owned, operated or had an ownership interest in ten operational ductile and gray iron foundries, one lost foam aluminum foundry, one aluminum and zinc die cast foundry, two aluminum die cast foundries, one research foundry and one technical center. Lost foam aluminum castings can only be produced by Intermet at Alexander City Casting and die castings can only be produced by Intermet at Cast-Matic and Tool Products. In addition, Intermet machines and assembles components at one facility, manufactures precision machined components at one facility, and manufactures cantilevered cranes and specialty service vehicle truck bodies at one facility.

The following provides information about Intermet's manufacturing locations and the types of products produced at each location:

Name                                     Location                             Type of Products
----                                     --------                             ----------------
Alexander City Foundry                   Alexander City, Alabama              Lost foam aluminum castings
Archer Creek Foundry                     Lynchburg, Virginia                  Ductile iron castings
Cast-Matic Corporation                   Stevensville, Michigan               Aluminum and zinc die castings
Columbus Foundry                         Columbus, Georgia                    Ductile iron castings
Columbus Machining                       Midland, Georgia                     Machines and assembles components
Columbus Neunkirchen Foundry             Neunkirchen, Germany                 Ductile iron castings
Frisby P.M.C.                            Elk Grove Village, Illinois          Precision machined components
Havana Foundry                           Havana, Illinois                     Ductile iron castings
Iowa Mold Tooling                        Garner, Iowa                         Metal fabrication of truck mounted cranes and
                                                                                specialty service vehicle truck bodies
Ironton Foundry                          Ironton, Ohio                        Ductile iron castings
New River Foundry                        Radford, Virginia                    Ductile iron castings
Northern Foundry                         Hibbing, Minnesota                   Ductile iron castings
Radford Foundry                          Radford, Virginia                    Ductile and gray iron castings
Tool Products, Inc.                      New Hope, Minnesota                  Precision engineered, close tolerance aluminum
                                         Jackson, Tennessee                     die castings
Ueckermunde Foundry                      Ueckermunde, Germany                 Ductile and gray iron castings
Wagner Foundry                           Decatur, Illinois                    Ductile iron castings


Intermet continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions.

Intermet owns a research foundry located in Lynchburg, Virginia. The technical center, which is also located in Lynchburg, Virginia, provides advanced design and engineering services to our customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We also have a 50% equity interest in PortCast, an iron castings company in Porto, Portugal and a 35% interest in General Products Delaware Corporation, a machining and assembly company with a facility in Michigan and a facility in Indiana. In addition, we lease executive, sales and other administrative offices, located in Michigan and Georgia.

Tool Products has capital leases of approximately $3,781,000 at December 31, 1998, which relate to assets with net book values of approximately $3,849,000. In addition, Columbus Neunkirchen and VEGU have bank term notes of approximately $1,242,000 in the aggregate. These notes are secured by property, plant and equipment with net book values aggregating approximately $22,743,000 at December 31, 1998. For additional information on secured debt, see Note 7 to the consolidated financial statements included in Intermet's 1998 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, and is incorporated by reference into this filing.

ITEM 3.    LEGAL PROCEEDINGS

Intermet's facility in Decatur, Illinois received a Violation Notice dated June 11, 1998 issued by the Illinois Environmental Protection Agency ("Illinois EPA") in connection with an instance of alleged improper disposal of a hazardous material. The incident involved the disposal of calcium carbide material, which was sent to a landfill by the Decatur facility on March 3, 1998. On October 29, 1998 the Illinois EPA issued a Notice of Intent to Pursue Legal Action with respect to the matter, alleging violation of the Illinois Environmental Protection Act and hazardous waste regulations. While we intend to defend our conduct in this matter, the action taken by the Illinois EPA may result in the imposition of fines or penalties. Although we cannot predict whether penalties will be imposed, or the amount of any penalties, we believe that any such penalties will not be material to our business or financial condition.

Intermet is also a party to a number of other legal proceedings in the ordinary course of its business. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

See Note 9 to the consolidated financial statements included in Intermet's 1998 Annual Report to Shareholders, furnished to the Commission as Exhibit 13 to this Report, which is incorporated by reference into this filing, and the discussion under "Environmental Matters" in Item 1 above.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Intermet during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in Note 14 to the consolidated financial statements of Intermet's 1998 Annual Report to Shareholders, furnished to the Commission as
Exhibit 13 to this Report, is incorporated by reference into this filing.

Intermet's common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol "INMT" and had a closing price of $12.0625 on March 1, 1999. As of this same date, there were approximately 485 holders of record of Intermet's common stock.

The Board of Directors of Intermet suspended payment of the regular quarterly dividend in 1993 pending improvement in our operating performance. This suspension was lifted in 1996 due to improvements in our performance. During the third and fourth quarters of 1996, we declared and paid dividends of $2.0 million in the aggregate ($0.04 per share per quarter). During the four quarters of 1998 and of 1997, Intermet declared and paid dividends of $4.1 million and $4.0 million, respectively, in the aggregate for each year ($0.04 per share per quarter). We are subject to restrictions on the payment of dividends under certain loan agreements. As of December 31, 1998, $84,012,000 of our retained earnings was restricted and unavailable for the payment of dividends under those agreements.

Intermet did not sell unregistered securities within the past three years.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data included in Intermet's 1998 Annual Report to Shareholders, which is furnished to the Commission as Exhibit 13 to this Report, in the section Financial Highlights under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are incorporated by reference into this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from Intermet's 1998 Annual Report to Shareholders which is furnished to the Commission as Exhibit 13 to this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Intermet is subject to market risk with regard to interest rate, foreign exchange and commodity pricing. We have analyzed the effect of these risks on the balance sheet, results of operations and cash flows and we consider the impact to be immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Intermet and the report of the independent auditors included in Intermet's 1998 Annual Report to Shareholders, which are furnished to the Commission as Exhibit 13 to this Report, are incorporated by reference into this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "INFORMATION ABOUT NOMINEES FOR DIRECTOR" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in Intermet's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1999 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Intermet is included in Item 1 of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the headings "EXECUTIVE COMPENSATION", "COMPENSATION OF DIRECTORS", "EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS", "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "SHAREHOLDER RETURN PERFORMANCE GRAPH" in Intermet's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1999 is incorporated by reference into this filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS" in Intermet's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1999 is incorporated by reference into this filing.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "CERTAIN TRANSACTIONS" in the definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1999 is incorporated by reference into this filing.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The following consolidated financial statements of Intermet and its subsidiaries contained in Intermet's 1998 Annual Report to Shareholders are incorporated by reference in Item 8 of this Report:

     - Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

     -  Consolidated Balance Sheets at December 31, 1998 and 1997

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     -  Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

     The following consolidated financial statement schedules for Intermet are included in Item 14(d) of this filing:

     -  Schedule II - Valuation and Qualifying Accounts

3.   Exhibits

The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

   Exhibit
   Number          Description of Exhibit

     2.1 Agreement and Plan of Merger among Intermet, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996 (included as
                   Exhibit 4 to Intermet's Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     2.2 Asset Purchase Agreement Between Intermet Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998 (included as Exhibit
                   2.1 to Intermet's Form 8-K, having an event date of December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996 (included as Exhibit 2.3 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     2.4 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997 (included as Exhibit 2.1 to Intermet's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     2.5 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker, dated June 18, 1997 (included as Exhibit 2.2 to Intermet's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     3.1 Amended and Restated Articles of Incorporation of Intermet (included as Exhibit 4.1 to Intermet's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

     3.2           By-laws of Intermet, as amended through January 28, 1999.

     3.3 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on January 30, 1998.

     3.4 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on December 3, 1998.

     3.5 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on January 28, 1999.

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

     4.6 Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

     4.7 Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

     4.8 Loan Contract, dated October 11, 1988, by and between Columbus Neunkirchen Foundry GmbH and the Landesbank Saar Girozentrale, relating to a loan in the original principal amount of DM 1,550,000.*

     4.9 Loan Contract, dated December 14, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 3,833,500.*

     4.10 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

     4.11 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

     4.12 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     4.13 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

     4.14 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     4.15 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                   Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     4.16 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between Intermet and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
                   Exhibit 4.17 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     4.17 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between Intermet and Trust Company Bank, as Rights Agent (included as Exhibit 4 to Intermet's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     4.18 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between Intermet and Trust Company Bank, as Rights Agent (included as
                   Exhibit 4 to Intermet's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

     10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to Intermet's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

     10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as
                   Exhibit 10.2 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as
                   Exhibit 10.3 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.2 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to Intermet's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing)**

     10.3(a) Form of employment agreement by and between Intermet and the executive officers of Intermet, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit 10.21 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.3(b) Employment Agreement, dated October 26, 1995, by and between Intermet and John Doddridge (included as Exhibit
                   10.22 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.3(c) Employment Agreement, dated December 27, 1996, by and between Intermet and David L. Neilson (included as Exhibit
                   10.24 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.4          Operating Committee 1999 Profit Sharing Plan.**

     10.5(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.5(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.6 Intermet Salary Continuation Plan (included as Exhibit 10.18 to Intermet's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.7(a) Form of Intermet Corporation Director's Stock Option Agreement (included as Exhibit 10.4 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.7(b) Intermet Corporation Director's Stock Option Plan (included as Exhibit 10.6 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.7(c) Intermet Corporation 1997 Director's Stock Option Plan (included as Exhibit A to Intermet's definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     10.8          1997 Directors' Deferred Compensation Plan (included as
                   Exhibit 10.25 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

     13 Intermet's Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this Report on Form 10-K, are filed herewith.

     21            Subsidiaries of Intermet.

     23            Consent of Independent Auditors.

     24            Power of Attorney.

     27            Financial Data Schedule.


     * This instrument defines the rights of holders of long-term debt of Intermet not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of Intermet and its subsidiaries on a consolidated basis. This instrument is not being filed, but Intermet will furnish a copy of this instrument to the Commission upon request.

     ** Management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) Intermet did not file any reports on Form 8-K during the fourth quarter of 1998. Intermet filed a Form 8-K on January 14, 1999, File No. 0-13787, having an event date of December 31, 1998.

(c)  Intermet has filed as exhibits to this report those exhibits required by
     Item 601 of Regulation S-K.

(d) Intermet has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from Intermet's 1998 Annual Report to Shareholders by Rule 14a-3(b).

     -   Schedule II - Valuation and Qualifying Accounts

     The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

                              Intermet Corporation
                                 (Consolidated)
                                   Schedule II

                        Valuation and Qualifying Accounts


                                                                              Additions
                                                                   ---------------------------------
                                                    Balance at      Charged to                                         Balance at
                                                   Beginning of      Costs and        Charged to                         End of
Description                                           Period         Expenses       Other Accounts     Deductions        Period
-----------                                           ------         --------       --------------     ----------        ------
                                                                              (in thousands of dollars)
Year ended December 31, 1998:
Allowance for returns and doubtful accounts (a)       $4,118              $970(b)         $  -                $45(c)      $5,133
Inventory reserve (g)                                  5,594               245               -                 -           5,839
Deferred tax asset valuation allowance                11,722                 -               -              4,518(f)      16,240

Year ended December 31, 1997:
Allowance for returns and doubtful accounts (a)        3,895               300(b)            -               (77)(c)       4,118
Inventory reserve (g)                                  3,529             2,065               -                 -           5,594
Deferred tax asset valuation allowance                14,819                 -               -            (1,246)(d)      11,722
                                                                                                          (1,851)(e)

Year ended December 31, 1996:
Allowance for returns and doubtful accounts (a)        4,407             (465)(b)            -               (47)(c)       3,895
Inventory reserve (g)                                  3,784             (255)               -                 -           3,529
Deferred tax asset valuation allowance                26,332                 -               -           (11,513)(d)      14,819



(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet.

(b) Net effect of amounts charged to expense less actual returns and write-offs.

(c) Effect of foreign currency translation.

(d) Decrease in valuation allowance due to increased viability of anticipated future income.

(e) Decrease in valuation allowance due to reclassification of certain items.

(f) Increase in valuation allowance for acquired net operating losses.

(g) Reflected as reduction of inventory on the consolidated balance sheet.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Intermet has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERMET CORPORATION

                              By:   /s/ John Doddridge
                                    ------------------
                                    John Doddridge
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer

                              Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 30, 1999, by the following persons on behalf of Intermet in the capacities indicated.

Signature                                              Capacity
---------                                              --------
/s/ John Doddridge                                     Chairman of the Board of Directors and Chief Executive Officer
-------------------------------------------------      (Principal Executive Officer)
John Doddridge


*                                                      Director
-------------------------------------------------
John P. Crecine


*                                                      Director
-------------------------------------------------
Norman F. Ehlers


*                                                      Director
-------------------------------------------------
Wilfred E. Gross, Jr.


*                                                      Director
-------------------------------------------------
A. Wayne Hardy


*                                                      Director
-------------------------------------------------
John R. Horne


*                                                      Director
-------------------------------------------------
Thomas H. Jeffs II


*                                                      Director
-------------------------------------------------
Harold C. McKenzie, Jr.


*                                                      Director
-------------------------------------------------
Byron O. Pond, Jr.


*                                                      Director
-------------------------------------------------
John H. Reed


/s/ Doretha J. Christoph                               Vice President - Finance, Chief Financial Officer, Treasurer and
-------------------------------------------------      Secretary (Principal Financial Officer)
Doretha J. Christoph


/s/ Ronald C. Ryninger Jr.                             Controller (effective March 11, 1999)
-------------------------------------------------
Ronald C. Ryninger Jr.


*By:  /s/ Doretha J. Christoph
-------------------------------------------------
       Doretha J. Christoph
       Attorney-in-Fact
       March 30, 1999

Exhibit Index


Exhibit
Number         Description of Exhibit

2.1 Agreement and Plan of Merger among Intermet, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996 (included as
               Exhibit 4 to Intermet's Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.2 Asset Purchase Agreement Between Intermet Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998 (included as Exhibit 2.1 to Intermet's Form 8-K, having an event date of December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.3 Agreement on the Sale and Transfer of Shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker dated October 30, 1996 (included as Exhibit 2.3 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.4 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation, Mr. Axel Ganz and Mr. Armin Becker, dated June 5, 1997 (included as Exhibit 2.1 to Intermet's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.5 Documentation regarding the sale and transfer of shares in IWESA Gesellschaft fur Qualifizierten Maschinenbau between Intermet Corporation and Mr. Armin Becker, dated June 18, 1997 (included as Exhibit 2.2 to Intermet's Form 10-Q for the quarter ended June 30, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).


3.1 Amended and Restated Articles of Incorporation of Intermet (included as Exhibit 4.1 to Intermet's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

3.2            By-laws of Intermet, as amended through January 28, 1999.

3.3 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on January 30, 1998.

3.4 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on December 3, 1998.

3.5 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on January 28, 1999.

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

4.11 Loan Contract, dated April 12, 1989, by and between Columbus Neunkirchen Foundry GmbH and Landesbank Saar Girozentrale, relating to a loan in the principal amount of DM 2,725,000.*

4.12 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.13 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein.

4.14 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.15 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.16 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between Intermet and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.17 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.17 Shareholder Protection Rights Agreement, dated as of October 6, 1995 between Intermet and Trust Company Bank, as Rights Agent (included as Exhibit 4 to Intermet's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.18 Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between Intermet and Trust Company Bank, as Rights Agent (included as
               Exhibit 4 to Intermet's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to Intermet's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.2 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to Intermet's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing)**

10.3(a) Form of employment agreement by and between Intermet and the executive officers of Intermet, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit
               10.21 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.3(b) Employment Agreement, dated October 26, 1995, by and between Intermet and John Doddridge (included as Exhibit 10.22 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.3(c) Employment Agreement, dated December 27, 1996, by and between Intermet and David L. Neilson (included as Exhibit 10.24 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.4           Operating Committee 1999 Profit Sharing Plan.**

10.5(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.5(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.6 Intermet Salary Continuation Plan (included as Exhibit 10.18 to Intermet's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(a) Form of Intermet Corporation Director's Stock Option Agreement (included as Exhibit 10.4 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(b)        Intermet Corporation Director's Stock Option Plan (included as
               Exhibit 10.6 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(c) Intermet Corporation 1997 Director's Stock Option Plan (included as Exhibit A to Intermet's definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.8           1997 Directors' Deferred Compensation Plan (included as Exhibit
               10.25 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

13 Intermet's Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this Report on Form 10-K, are filed herewith.

21             Subsidiaries of Intermet.

23             Consent of Independent Auditors.

24             Power of Attorney.

27             Financial Data Schedule.