Form 10-Q
period 1999-03-31
INTERMET CORP
filed 1999-05-14
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended March 31, 1999, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 7, 1999 there were 25,357,824 shares of Common Stock, $0.10 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              Intermet Corporation

               Interim Condensed Consolidated Statements of Income


                                          Three months ended
                                       March 31,        March 31,
                                         1999             1998
                                      ---------         ---------
                                              (Unaudited)
                                       (in thousands of dollars,
                                        except per  share data)
Net sales                             $ 245,227         $ 224,033
Cost of sales                           211,090           194,058
                                      ---------         ---------
Gross profit                             34,137            29,975

Operating expenses:
   Selling                                2,904             2,604
   General and administrative             6,315             4,988
   Other operating expenses                 564               209
                                      ---------         ---------
                                          9,783             7,801
                                      ---------         ---------
Operating profit                         24,354            22,174

Other income (expense):
   Interest income                           56                50
   Interest expense                      (3,261)           (3,422)
   Other, net                              (183)            1,075
                                      ---------         ---------
                                         (3,388)           (2,297)
                                      ---------         ---------

Income before income taxes               20,966            19,877
Provision for income taxes                8,833             8,606

                                      ---------         ---------
Net income                            $  12,133         $  11,271
                                      =========         =========

Income per common share - Basic       $    0.47         $    0.44
                                      =========         =========

Income per common share - Diluted     $    0.47         $    0.43
                                      =========         =========

See accompanying notes.

                              Intermet Corporation

                 Interim Condensed Consolidated Balance Sheets


                                                                      March 31,     December 31,
                                                                        1999             1998
                                                                     ----------     ------------
                                                                     (Unaudited)
                                                                      (in thousands of dollars)
Assets
Current assets:
   Cash and cash equivalents                                          $  7,683      $  5,848
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $4,619 in
       1999 and $5,133 in 1998                                         125,725       105,678
      Other                                                              8,636         8,713
                                                                      --------      --------
                                                                       134,361       114,391

   Inventories                                                          64,779        65,898
   Other current assets                                                 13,329        11,293
                                                                      --------      --------

Total current assets                                                   220,152       197,430

Property, plant and equipment, at cost                                 486,785       485,082
Less:
   Foreign industrial development grants, net of amortization            3,641         4,153
   Accumulated depreciation and amortization                           243,121       240,227
                                                                      --------      --------
Net property, plant and equipment                                      240,023       240,702

Intangibles, net of amortization                                       126,044       126,896
Other noncurrent assets                                                 18,575        18,987
                                                                      --------      --------
                                                                      $604,794      $584,015
                                                                      ========      ========

                              Intermet Corporation

                  Interim Condensed Consolidated Balance Sheets


                                                         March 31,      December 31,
                                                           1999              1998
                                                        ---------       ------------
                                                       (Unaudited)
                                                         (in thousands of dollars)
Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                        $   5,000       $   1,000
   Accounts payable                                        71,769          90,205
   Income taxes and other accrued liabilities              63,698          50,922
   Long term debt due within one year                     154,389           6,411
                                                        ---------       ---------
Total current liabilities                                 294,856         148,538

Noncurrent liabilities:
   Long term debt due after one year                       25,891         156,690
   Other noncurrent liabilities                            56,137          59,445
                                                        ---------       ---------
Total noncurrent liabilities                               82,028         216,135

Minority interest                                           2,337           2,337

Shareholders' equity:
   Common stock                                             2,583           2,583
   Capital in excess of par value                          63,382          63,382
   Treasury stock                                          (2,055)              -
   Retained earnings                                      162,231         151,131
   Accumulated other comprehensive income                    (429)             72
   Unearned restricted stock                                 (139)           (163)
                                                        ---------       ---------
Total shareholders' equity                                225,573         217,005
                                                        ---------       ---------

                                                        $ 604,794       $ 584,015
                                                        =========       =========

See accompanying notes.

                              Intermet Corporation

             Interim Condensed Consolidated Statements of Cash Flows


                                                                                       Three months ended
                                                                                March 31, 1999     March 31, 1998
                                                                                --------------     --------------
                                                                                           (Unaudited)
                                                                                     (in thousands of dollars)
Operating activities:
Net income                                                                          $ 12,133             $ 11,271
Adjustments to reconcile net income to cash (used in)
   provided by operating activities:
   Depreciation                                                                        8,807                9,368
   Amortization                                                                          905                  591
   Gain on sale of subsidiary                                                             83                    -
   Other, including net gain on disposal of fixed assets                                 (28)                (574)
   Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:
     Accounts receivable                                                             (21,730)             (19,096)
     Inventories                                                                         443                2,544
     Accounts payable and accrued liabilities                                        (11,447)               3,766
     Other assets and liabilities                                                      1,567                2,882
                                                                                    --------             --------
Net cash (used in) provided by operating activities                                   (9,267)              10,752

Investing activities:
   Additions to property, plant and equipment                                         (9,743)              (7,565)
   Proceeds from disposal of fixed assets                                                  7                1,395
   Other                                                                                (165)                (707)
                                                                                    --------             --------
Net cash used in investing activities                                                 (9,901)              (6,877)

Financing activities:
   Net increase (decrease) in revolving credit facility                               18,000               (1,000)
   Reduction in debt                                                                    (723)              (1,188)
   Net increase (decrease) in notes payable                                            4,000               (5,657)
   Acquisition of treasury stock                                                      (2,055)                   -
   Dividends paid                                                                     (1,033)              (1,020)
   Issuance of common stock                                                                -                3,106
                                                                                    --------             --------
Net cash provided by (used in) financing activities                                   18,189               (5,759)

Effect of exchange rate changes on cash and cash equivalents                           2,814                  928
                                                                                    --------             --------

Net increase (decrease) in cash and cash equivalents                                   1,835                 (956)

Cash and cash equivalents at beginning of period                                       5,848                7,022
                                                                                    --------             --------

Cash and cash equivalents at end of period                                          $  7,683             $  6,066
                                                                                    ========             ========

See accompanying notes.

                              Intermet Corporation

          Notes to Interim Condensed Consolidated Financial Statements

                           March 31, 1999 (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Intermet Corporation ("Intermet") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Intermet's annual report on Form 10-K for the year ended December 31, 1998.

Inventories

Inventories consist of the following (in thousands of dollars):


                                                 March 31,          December 31,
                                                   1999                1998
                                                ----------         ------------
     Finished goods                               $13,884              $14,701
     Work in process                               20,472               18,522
     Raw materials                                  8,621                8,467
     Supplies and patterns                         21,802               24,208
                                                  -------              -------
                                                  $64,779              $65,898
                                                  =======              =======

Property, Plant and Equipment

Net property, plant and equipment consist of the following (in thousands of dollars):


                                                 March 31,          December 31,
                                                   1999                1998
                                                ----------         ------------
     Land                                        $  4,556             $  4,567
     Buildings and improvements                    92,224               93,667
     Machinery and equipment                      352,915              357,545
     Construction in progress                      37,090               29,303
                                                 --------             --------
                                                 $486,785             $485,082
                                                 ========             ========

                              Intermet Corporation

                           March 31, 1999 (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Intangible Assets

Intangible assets consist principally of costs in excess of net assets acquired of $126,044,000 and $126,896,000 (net of accumulated amortization of $8,052,000 and $7,147,000) at March 31, 1999 and December 31, 1998, respectively. Such costs are being amortized using the straight-line method principally over forty years. Intermet periodically assesses the recoverability of the cost of its intangibles based on a review of projected undiscounted cash flows of the related operating entities.

2.   REPORTING FOR BUSINESS SEGMENTS

Intermet's management evaluates the operating performance of its business units individually. Under the provisions of segment reporting for GAAP, we have aggregated operating units that have similar characteristics, which has resulted in one reportable segment. The foundry segment consists of foundry operations, which include both iron and aluminum castings and their related machining operations. The operating units that comprise other are all nonfoundry operations, and none of them constitutes a reportable segment on its own.
This information is displayed in the table below.


                                                                Foundry              Other          Consolidated
                                                                -------              -----          ------------
                                                                         (in thousands of dollars)
Three month period ended March 31, 1999
   Net sales                                                    $224,609            $20,618           $245,227
   Net income                                                     11,467                666             12,133

Three month period ended March 31, 1998
   Net sales                                                    $186,682            $37,351           $224,033
   Net income                                                     10,778                493             11,271

                              Intermet Corporation

                           March 31, 1999 (Unaudited)


3.   DEBT

Long term debt consists of the following (in thousands of dollars):


                                                           March 31,         December 31,
                                                            1999                 1998
                                                         -----------         ------------
     Intermet                                               $168,000             $150,000
     Subsidiaries                                             12,280               13,101
                                                            --------             --------

     Total long-term debt                                    180,280              163,101
     Less amounts due within one year (a)                    154,389                6,411
                                                            --------             --------

     Long-term debt due after one year                      $ 25,891             $156,690
                                                            ========             ========

(a) Of the total due within one year at March 31, 1999, $148,000 relates to the revolving credit facility, which is due January 1, 2000. Thus, the entire amount is a current liability at March 31, 1999 and was a noncurrent liability at December 31, 1998.

4.   COMPREHENSIVE INCOME

Intermet adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders' equity.


                                                 Three months ended
                                         -----------------------------------
                                           March 31,            March 31,
                                             1999                 1998
                                         ------------          -------------
                                               (in thousands of dollars)
Net income                                    $12,133              $11,271
Other comprehensive loss:
  Foreign currency translation
     adjustment                                  (501)                 (77)
  Minimum pension liability adjustment              -                    -
                                              -------              -------
Total other comprehensive loss                   (501)                 (77)

                                              =======              =======
Total comprehensive income                    $11,632              $11,194
                                              =======              =======

                              Intermet Corporation

                           March 31, 1999 (Unaudited)


5.   ENVIRONMENTAL AND LEGAL MATTERS

Intermet is a party to a number of environmental matters and legal proceedings in the ordinary course of its business. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

6.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.


                                                      Three months ended
                                             --------------------------------------
                                              March 31, 1999       March 31, 1998
                                             -----------------    -----------------
                                             (in thousands, except per share data)
   Numerator:
     Net income                                     $12,133              $11,271

   Denominator:
     Denominator for basic earnings per
        share - weighted average shares              25,828               25,404

     Effect of dilutive securities:
        Stock options                                   112                  548
                                                    =======              =======
     Denominator for diluted earnings
        per share - adjusted weighted
        average shares and assumed
        conversions                                  25,940               25,952
                                                    =======              =======

   Basic earnings per share                           $0.47                $0.44
                                                    =======              =======

   Diluted earnings per share                         $0.47                $0.43
                                                    =======              =======

FORWARD LOOKING STATEMENT

The following Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Intermet or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

- general economic conditions in the markets in which Intermet operates
- fluctuations in worldwide or regional automobile and light and heavy truck production
- labor disputes involving Intermet or its significant customers
- changes in practices and/or policies of Intermet's significant customers toward outsourcing automotive components and systems
- foreign currency and exchange fluctuations
- interest rate fluctuations
- commodity price fluctuations
- factors affecting the ability of Intermet or its key suppliers to resolve Year 2000 issues in a timely manner, and
- other risks detailed from time to time in Intermet's filings with the Securities and Exchange Commission.

Intermet does not intend to update these forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

For the first three months of 1999, operating activities used net cash of $9.3 million. Depreciation and amortization expense was $9.7 million. Accounts receivable increased $21.7 million from December 31, 1998 because the sales during March 1999 were higher than those of December 1998. This is due primarily to the traditional holiday shutdown in December. Accounts payable and accrued liabilities decreased $11.5 million from the beginning of 1999 due to the timing of payments. Our investing activities for the first three months of 1999 used cash of $9.9 million. Additions to property, plant and equipment were $9.7 million. Financing activities provided cash of $18.2 million for the first quarter of 1999. The bank revolver and note payable increased $22.0 million in the aggregate. We used this cash to finance working capital and fund additions to property, plant and equipment during the quarter. We paid $2.1 million for the purchase of treasury stock and paid $1.0 million in dividends during the first three months of 1999.

Cash and cash equivalents increased to $7.7 million at March 31, 1999 from $5.8 million at December 31, 1998. Intermet declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on June 1, 1999. Working capital at March 31, 1999 was negative $74.1 million versus a positive $48.9 million at December 31, 1998. The revolving credit facility is due January 1, 2000. Thus, the entire amount is a current liability at March 31, 1999 and was a noncurrent liability at December 31, 1998. Management intends to extend the due date of the revolving credit line or replace the debt agreement completely.

Material Changes in Results of Operations

Sales in the first quarter of 1999 were $245.2 million compared to $224.0 million during the same period in 1998. Foundry segment sales during the three months ended March 31, 1999, excluding acquisitions or dispositions in 1999 or 1998, were $24.7 (13.7%) million greater than sales during the same period in 1998. Non-foundry segment sales, excluding acquisitions or dispositions in 1998 or 1999, decreased $0.8 million (3.6%) for the first quarter of 1999 versus the first quarter of 1998. Domestic sales during the three months ended March 31, 1999, excluding acquisitions or dispositions in 1999 or 1998, were approximately $20.9 million (or 13.3%) greater than the first quarter of 1998. This is a result of an increase in domestic vehicle sales, primarily light trucks and sport utility vehicles, including Ford F-Series, Mercedes SUV and Dodge Durango programs. Sales into Europe during the first quarter of 1999 are even with those of the same quarter in 1998, excluding acquisitions or dispositions in 1999 or 1998. The effect of changes in the exchange rates on all sales into Europe was positive $1.2 million (or 4.4%) for the three month period ended March 31, 1999 compared to exchange rates for the same period in 1998.

Gross profit for the quarter ended March 31, 1999 was $34.1 million, an increase of $4.2 million from that of the same period in 1998. Gross profit as a percentage of sales for the three months ended March 31, 1999 and 1998 were 13.9% and 13.4%, respectively. Gross profit was negatively affected by performance problems at three of the operating units, which slowed production, limited product output and resulted in increased costs during the first quarter of 1999.

Operating expenses as a percentage of sales were 4.0% and 3.5% for the three months ended March 31, 1999 and 1998, respectively. This increase over the prior year is due primarily to acquisitions that took place at the end of 1998. Operating expenses as a percentage of sales, for operations in place both years, were 3.7% and 3.6% for the three months ended March 31, 1999 and 1998, respectively.

Year 2000 Readiness Disclosure

Intermet has conducted an evaluation of its Informational Technology ("IT") and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we are in the process of implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of our critical administrative, production, and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans has begun, and we expect to have our critical systems Year 2000 ready by the end of June 1999.

Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing information from our suppliers with regard to their progress toward Year 2000 readiness. We intend to continue to monitor the progress of our key suppliers toward Year 2000 readiness.

A small number of our products incorporate electronic components that are purchased from third parties. The Year 2000 readiness of these purchased components is also being assessed.

Intermet began addressing Year 2000 issues in 1995, and prior to 1999, spent approximately $4.7 million on Year 2000 readiness. In the first quarter of 1999, we spent less than $1.0 million to address the Year 2000 issue. We estimate that we will spend in total between $7.5 and $8.0 million to become Year 2000 ready. The majority of this spending is for required upgrades or for new business systems required in the ordinary course of business, which will also be Year 2000 ready. It is possible that the actual cost of our Year 2000 readiness effort could exceed these estimates.

Although we have a process in place to assess Year 2000 readiness on the part of our suppliers, we consider the most reasonably likely worst case scenario is that one or more of our suppliers might encounter a Year 2000 problem and be unable to supply materials. If this were to occur and we could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. However, it is likely that we could obtain the same materials from another vendor. In addition, while we are taking action to correct deficiencies in our own systems, it is possible that one or more of our facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

Contingency plans are being or will be developed that are intended to avoid or mitigate the risks that either we or our key suppliers might not achieve Year 2000 readiness in time to avoid disruption of our operations.

Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with Intermet's disclosures under the cautionary statement for the purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included before Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intermet is subject to market risk with regard to interest rate, foreign exchange and commodity pricing. We have analyzed the effect of these risks on the balance sheet, results of operations and cash flows and we estimate that the impact would be immaterial.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Intermet is engaged in various legal proceedings and other matters incidental to its normal business activities. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material effect on our consolidated financial position, results of operations or liquidity taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:


     Exhibit
     Number           Description of Exhibit
     ------           ----------------------

     27               Financial Data Schedule.

(b) Intermet filed a Form 8-K on January 14, 1999, File No. 0-13787, having an event date of December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Intermet has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Intermet Corporation


                                            By:   /s/ Ronald C. Ryninger Jr.
                                                  --------------------------
                                                  Ronald C. Ryninger Jr.
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                            Date: May 14, 1999

Exhibits Index


Exhibit Number          Description of Exhibit
--------------          ----------------------

27                      Financial Data Schedule.