Form 10-Q
period 1999-06-30
INTERMET CORP
filed 1999-08-16
CIK 745287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999,

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

Commission File No. 0-13787

INTERMET CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1563873
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     At July 31, 1999 there were 25,355,824 shares of Common Stock, $0.10 par value, outstanding.

Part I — Financial Information

Item 1.  Financial Statements

Intermet Corporation

Interim Condensed Consolidated Statements of Income

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

	(Unaudited)
	(in thousands of dollars, except per share data)

Net sales	$245,698	$219,857	$490,925	$443,890
Cost of sales	212,552	188,357	423,642	382,415

Gross profit	33,146	31,500	67,283	61,475

Operating expenses:
Selling	3,093	2,225	5,997	4,829
General and administrative	5,682	5,854	11,997	10,842
Other operating expenses	568	1,651	1,132	1,860

	9,343	9,730	19,126	17,531

Operating profit	23,803	21,770	48,157	43,944

Other income (expense):
Interest income	53	51	109	101
Interest expense	(3,341)	(2,857)	(6,602)	(6,279)
Other, net	295	(730)	112	345

	(2,993)	(3,536)	(6,381)	(5,833)

Income before income taxes	20,810	18,234	41,776	38,111
Provision for income taxes	4,184	5,897	13,017	14,503

Net income	$16,626	$12,337	$28,759	$23,608

Income per common share — Basic	$0.65	$0.48	$1.12	$0.93

Income per common share — Diluted	$0.65	$0.47	$1.12	$0.91

See accompanying notes.

Intermet Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Assets

Current assets:
Cash and cash equivalents	$3,499	$5,848

Accounts receivable:
Trade, less allowance for doubtful accounts of $4,239 in 1999 and $5,133 in 1998	137,885	105,678
Other	9,848	8,713

	147,733	114,391
Inventories	62,643	65,898
Other current assets	18,455	11,293

Total current assets	232,330	197,430
Property, plant and equipment, at cost	499,955	485,082

Less:
Foreign industrial development grants, net of amortization	3,322	4,153
Accumulated depreciation and amortization	248,675	240,227

Net property, plant and equipment	247,958	240,702
Intangibles, net of amortization	125,138	126,896
Other noncurrent assets	19,268	18,987

	$624,694	$584,015

Intermet Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Liabilities and shareholders’ equity

Current liabilities:
Notes payable	$20,000	$1,000
Accounts payable	68,934	90,205
Income taxes and other accrued liabilities	60,115	50,922
Long term debt due within one year	157,381	6,411

Total current liabilities	306,430	148,538

Noncurrent liabilities:
Long term debt due after one year	25,527	156,690
Other noncurrent liabilities	53,748	59,445

Total noncurrent liabilities	79,275	216,135
Minority interest	2,337	2,337

Shareholders’ equity:
Common stock	2,584	2,583
Capital in excess of par value	63,407	63,382
Treasury stock	(6,487)	—
Retained earnings	177,842	151,131
Accumulated other comprehensive income	(579)	72
Unearned restricted stock	(115)	(163)

Total shareholders’ equity	236,652	217,005

	$624,694	$584,015

See accompanying notes.

Intermet Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Six months ended

	June 30,	June 30,
	1999	1998

	(Unaudited)
	(in thousands of
	dollars)

Operating activities:
Net income	$28,759	$23,608

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	17,623	17,826
Amortization	1,902	1,377
Other	111	(692)

Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:
Accounts receivable	(36,195)	(35,431)
Inventories	2,283	(2,199)
Accounts payable and accrued liabilities	(18,004)	578
Other assets and liabilities	(5,229)	4,108

Net cash (used in) provided by operating activities	(8,750)	9,175

Investing activities:
Additions to property, plant and equipment	(27,143)	(16,927)
Proceeds from the sale of subsidiaries	—	22,971
Investment in joint venture	—	(2,000)
Proceeds from disposal of fixed assets	7	1,403
Other	(1,259)	2,328

Net cash (used in) provided by investing activities	(28,395)	7,775

Financing activities:
Net increase (decrease) in revolving credit facility	21,000	(25,000)
Reduction in debt	(1,052)	(1,793)
Net increase in notes payable	19,000	5,000
Acquisition of treasury stock	(6,487)	—
Dividends paid	(2,048)	(2,043)
Issuance of common stock	26	3,879

Net cash provided by (used in) financing activities	30,439	(19,957)

Effect of exchange rate changes on cash and cash equivalents	4,357	(791)

Net decrease in cash and cash equivalents	(2,349)	(3,798)
Cash and cash equivalents at beginning of period	5,848	7,022

Cash and cash equivalents at end of period	$3,499	$3,224

See accompanying notes.

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Intermet Corporation (“Intermet”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in Intermet’s annual report on Form 10-K for the year ended December 31, 1998.

Inventories

      Inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	1999	1998

Finished goods	$14,192	$14,701
Work in process	18,174	18,522
Raw materials	8,489	8,467
Supplies and patterns	21,788	24,208

	$62,643	$65,898

Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands of dollars):

	June 30,	December 31,
	1999	1998

Land	$4,552	$4,567
Buildings and improvements	91,916	93,667
Machinery and equipment	357,639	357,545
Construction in progress	45,848	29,303

	$499,955	$485,082

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Intangible Assets

      Intangible assets of $125,138,000 and $126,896,000 (net of accumulated amortization of $8,958,000 and $7,147,000) at June 30, 1999 and December 31, 1998, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method principally over forty years. Intermet periodically assesses the recoverability of the cost of its intangibles based on a review of projected undiscounted cash flows of the related operating entities.

2.  Reporting for Business Segments

      Intermet’s management evaluates the operating performance of its business units individually. Under the provisions of segment reporting, we have aggregated operating units that have similar characteristics, which has resulted in one reportable segment. The foundry segment consists of foundry operations, which include both iron and aluminum castings and their related machining operations. The operating units that comprise other are all nonfoundry operations, and none of them constitutes a reportable segment on its own. This information is displayed in the table below.

	Foundry	Other	Consolidated

	(in thousands of dollars)

Three month period ended June 30, 1999

Net sales	$223,538	$22,160	$245,698

Net income	15,538	1,088	16,626
Three month period ended June 30, 1998

Net sales	$185,200	$34,657	$219,857

Net income	11,745	592	12,337
Six month period ended June 30, 1999

Net sales	$448,147	$42,778	$490,925

Net income	27,005	1,754	28,759
Six month period ended June 30, 1998

Net sales	$371,882	$72,008	$443,890

Net income	22,523	1,085	23,608

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 1999 (Unaudited)

3.  Debt

      Long term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	1999	1998

Intermet	$171,000	$150,000
Subsidiaries	11,908	13,101

Total long-term debt	182,908	163,101
Less amounts due within one year(a)	157,381	6,411

Long-term debt due after one year	$25,527	$156,690

(a)	Of the total due within one year at June 30, 1999, $151,000 relates to the revolving credit facility, which is due January 1, 2000. Thus, the entire amount is a current liability at June 30, 1999 and was a noncurrent liability at December 31, 1998.

4.  Comprehensive Income

      Intermet adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

	(in thousands of dollars)
Net income	$16,626	$12,337	$28,759	$23,608

Other comprehensive income (loss):
Foreign currency translation adjustment	(148)	24	(649)	(53)
Minimum pension liability adjustment	—	—	—	—

Total other comprehensive income (loss)	(148)	24	(649)	(53)

Total comprehensive income	$16,478	$12,361	$28,110	$23,555

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 1999 (Unaudited)

5.  Environmental and Legal Matters

      Intermet and its subsidiaries are a party to a number of environmental matters and legal proceedings in the ordinary course of its business. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

6.  Earnings per Share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.

	Three months ended		Six months ended

	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998

	(in thousands, except per share data)

Numerator:
Net income	$16,626	$12,337	$28,759	$23,608

Denominator:
Denominator for basic earnings per share — weighted average shares	25,411	25,606	25,616	25,507

Effect of dilutive securities:
Stock options	148	406	124	439

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise of options	25,559	26,012	25,740	25,946

Basic earnings per share	$0.65	$0.48	$1.12	$0.93

Diluted earnings per share	$0.65	$0.47	$1.12	$0.91

Forward Looking Statement

      The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of Intermet or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which Intermet operates
•	fluctuations in worldwide or regional automobile and light and heavy truck production
•	labor disputes involving Intermet or its significant customers
•	changes in practices and/or policies of Intermet’s significant customers toward outsourcing automotive components and systems
•	foreign currency and exchange fluctuations
•	interest rate fluctuations
•	commodity price fluctuations
•	ability to bring additional foundry capacity on line as scheduled
•	ability to secure all regulatory permits on a timely basis with respect to ongoing capital expenditures for additional foundry capacity
•	factors affecting the ability of Intermet or its key suppliers to resolve Year 2000 issues in a timely manner, and
•	other risks detailed from time to time in Intermet’s filings with the Securities and Exchange Commission.

      Intermet does not intend to update these forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

      Operating activities used net cash of $8.8 million during the six-month period ended June 30, 1999. Depreciation and amortization expense was $19.5 million. Accounts receivable increased $36.2 million from December 31, 1998 because sales during June 1999 were higher than those of December 1998. This is due primarily to the traditional holiday shutdown in December. In addition, because June has only 30 days, customer payments that would have been received on the 31st day of the last month of the quarter were received on the first day of the next quarter. Accounts payable and accrued liabilities decreased $18.0 million from the beginning of 1999 due to the timing of payments. The working capital requirements for 1999 have significantly increased from the same period in 1998, due specifically to the timing of payments for accounts payable and other liabilities. Our investing activities for the first six months of 1999 used cash of $28.4 million. Of that amount, $27.1 million related to property, plant and equipment additions. Net cash provided by financing activities was $30.4 million for the first two quarters of 1999. The bank revolver and note payable increased $40.0 million in the aggregate. We used this cash to finance working capital and fund additions to property, plant and equipment during the quarter. In addition, we paid $6.5 million for the acquisition of Intermet stock [pursuant to its stock buyback program] and paid $2.0 million in dividends during the first six months of 1999.

      Cash and cash equivalents decreased to $3.5 million at June 30, 1999 from $5.8 million at December 31, 1998. Intermet declared a cash dividend of $0.04 per share ($1.0 million in aggregate) for the holders of record on September 1, 1999. Working capital at June 30, 1999 was negative $74.1 million, due primarily to the inclusion of the revolving credit facility as a current liability. Without the revolver, the working capital at June 30, 1999 is positive $76.9 million versus a positive $48.9 million at December 31, 1998. The revolving credit facility has a maturity date of January 1, 2000. Thus, the entire amount is a current liability at June 30, 1999 and was a noncurrent liability at December 31, 1998. Management intends to extend the due date of the revolving credit facility or replace the facility completely.

      Intermet has committed capital not yet spent of $37.3 million as of June 30, 1999. Of this amount, $18.0 million relates to two new disamatics for our Columbus Foundry subsidiary and $6.3 million relates to the construction of an additional aluminum die-castings facility for our Tool Products subsidiary. During the second half of 1998, Columbus Foundry began having capacity issues due to increased customer demand, above historical levels, for products already in place. Management addressed the over-capacity issue and put a plan into place to purchase the two disamatics, which are high-speed vertical casting machines. The process of purchasing and readying a disamatic for production takes approximately one and one half to two years. Intermet expects the disamatics to be in full production by early 2000.

      Tool Products is building an additional aluminum die-castings facility in response to increased demand for existing products as well as for newly awarded products. Tool Products’ two current aluminum die-castings plants are running at capacity and cannot be expanded to handle additional capacity. Intermet expects this facility will become operational early in the year 2000.

Material Changes in Results of Operations

      Sales in the second quarter of 1999 were $245.7 million compared to $219.9 million during the same period in 1998. Sales for the six-month period ended June 30, 1999 and 1998 were $490.9 and $443.9, respectively. Foundry segment sales during the three-month and six-month periods ended June 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, were $20.2 million (11.0%) and $44.9 million (12.4%) greater than sales during the same periods in 1998, respectively. This is a result of an increase in domestic vehicle sales, primarily light trucks and sport utility vehicles, including GMT 800, Ford F-Series, and Dodge Durango programs. Non-foundry segment sales, excluding acquisitions or dispositions in 1999 or 1998, increased $0.6 million (2.6%) and decreased $0.2 million (0.5%) for the three and six months ended June 30, 1999 versus the same periods in 1998, respectively.

      Domestic sales during the quarter ended June 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, was approximately $20.9 million (13.3%) greater than the second quarter of 1998. Domestic sales during the six months ended June 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, were approximately $44.7 million (11.0%) greater than the second quarter of 1998.

      European sales during the three and six months ended June 30, 1999, in local currency, increased 3.8% and 3.3%, respectively, from the same periods in the prior year, excluding acquisitions or dispositions in 1999 or 1998. During the second half of 1998, we increased our presence in Europe with the acquisition of Vorpommersche Eisenwerke GmbH Ueckermünde and the joint venture with PortCast, both of which are iron foundries. The effect of changes in the exchange rates on all European sales was negative $0.8 million (2.8%) and $0.5 million (0.8%) for the three and six-month periods ended June 30, 1999, when compared using exchange rates for the same period in 1998.

      Gross profit for the quarter ended June 30, 1999 was $33.1 million, an increase of $1.6 million from that of the same period in 1998. Gross profit as a percentage of sales for the three months ended June 30, 1999 and 1998 was 13.5% and 14.3%, respectively. Gross profit for first six months of 1999 was $67.3 million, an increase of $5.8 million from that of the same period in 1998. Gross profit as a percentage of sales for the six months ended June 30, 1999 and 1998 were 13.7% and 13.8%, respectively. Gross profit was negatively affected by performance problems at several of the operating units, which slowed production, limited product output and resulted in increased costs during the first six months of 1999.

      Operating expenses as a percentage of sales were 3.8% and 4.4% for the three months ended June 30, 1999 and 1998, respectively. Operating expenses as a percentage of sales was 3.9% for both six-month periods ended June 30, 1999 and 1998. The decrease in operating expenses as a percentage of sales for 1999 versus 1998 is due primarily to the fact that sales during those periods in 1999 were greater than in 1998 while operating expenses did not increase at the same rate.

      The effective income tax rate was 20.1% and 32.3% for the second quarter ended June 30, 1999 and 1998, respectively. The effective income tax rate for the six months ended June 30, 1999 and 1998 were 31.2% and 38.1%, respectively. During the second quarter of 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany. On the other hand, during the second quarter of 1998, we were able to use tax benefits related to the IWESA bankruptcy. Without these benefits, the effective tax rates would have been 41.9% and 40.0% for the three months and 42.0% and 41.7% for the six months ended June 30, 1999 and 1998, respectively.

Year 2000 Readiness Disclosure

      Intermet has conducted an evaluation of its Informational Technology (“IT”) and non-IT computer systems with respect to the “Year 2000” issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

      We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we are in the process of implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of our critical administrative, production, and research and development computer systems to make them Year 2000 ready. We have begun to implement corrective action plans and we estimate that, based on amount of time we have spent and need to spend to address and implement Year 2000 readiness, we are approximately 95% complete. We expect to have our critical systems Year 2000 ready by the end of September 1999.

      Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing information from our suppliers with regard to their Year 2000 readiness. We intend to continue to monitor the progress of our key suppliers toward Year 2000 readiness.

      A small number of our products incorporate electronic components that are purchased from third parties. The Year 2000 readiness of these purchased components is also being assessed.

      Intermet began addressing Year 2000 issues in 1995, and prior to 1999, spent approximately $4.7 million on Year 2000 readiness. In the six-month period ended June 30, 1999, we spent approximately $1.5 million to address the Year 2000 issue. We estimate that we will spend in total between $7.5 and $8.0 million to become Year 2000 ready. The majority of this spending is for required upgrades or for new business systems required in the ordinary course of business, which will also be Year 2000 ready. It is possible that the actual cost of our Year 2000 readiness effort could exceed this estimate.

      Although we have a process in place to assess Year 2000 readiness on the part of our suppliers, we consider the most reasonably likely worst case scenario is that one or more of our suppliers might encounter a Year 2000 problem and be unable to supply materials. If this was to occur and we could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. However, it is likely that we could obtain the same materials from another vendor. In addition, while we are taking action to correct deficiencies in our own systems, it is possible that one or more of our facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

      We are developing contingency plans that are intended to avoid or mitigate the risks that either we or our key suppliers might not achieve Year 2000 readiness in time to avoid disruption of our operations. We expect to have our contingency plans in place by the end of September 1999.

      Readers are cautioned that forward looking statements contained in this Year 2000 discussion should be read in conjunction with Intermet’s disclosures under the cautionary statement for the purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995, included before Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Intermet is subject to market risk with regard to interest rate, foreign exchange and commodity pricing. We have analyzed the effect of these risks on the balance sheet, results of operations and cash flows and we anticipate that the impact will be immaterial.

Part II — Other Information

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

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Securities Holders

      The Annual Meeting of Shareholders was held on April 15, 1999. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:

	Voted For	Withheld

John Doddridge	20,944,628	60,184
John P. Crecine	20,945,158	60,654
Norman Ehlers	20,945,160	60,652
A. Wayne Hardy	20,944,758	61,054
John R. Horne	20,945,160	60,652
Thomas H. Jeffs II	20,945,660	60,152
Harold C. McKenzie, Jr.	20,944,158	61,654
Byron O. Pond	20,944,160	61,652
John H. Reed	20,945,430	60,382

      In addition, the shareholders approved the appointment of Ernst & Young, LLP as the Intermet’s independent auditors for 1999. Vote totals were as follows:

Appointment
of Auditors

Voting for	20,994,923
Voting against	5,873
Abstentions	5,016
Broker non-vote	0

      A total of 4,827,012 shares were not voted.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule.

      (b)  Intermet filed no reports on Form 8-K for the quarter ended June 30, 1999.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, Intermet has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermet Corporation

By: /s/ RONALD C. RYNINGER JR.

Ronald C. Ryninger Jr.
Corporate Controller
(Principal Accounting Officer)

Date: August 13, 1999

Exhibits Index

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule.