Form 10-Q
period 1999-09-30
INTERMET CORP
filed 1999-11-12
CIK 745287

United States

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

Intermet Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1563873
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]  No  [   ]

     At October 31, 1999 there were 25,337,824 shares of Common Stock, $0.10 par value, outstanding.

Part I — Financial Information

Item 1. Financial Statements

Intermet Corporation

Interim Condensed Consolidated Statements of Income

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	1999	1998	1999	1998

	(in thousands of dollars, except per share data)

	(Unaudited)

Net sales	$225,350	$188,808	$716,275	$632,698

Cost of sales	201,361	166,314	625,003	548,729

Gross profit	23,989	22,494	91,272	83,969

Operating expenses:

Selling	3,047	1,957	9,044	6,786

General and administrative	5,193	4,852	17,190	15,650

Other operating expenses	1,298	956	2,430	2,860

	9,538	7,765	28,664	25,296

Operating profit	14,451	14,729	62,608	58,673

Other income (expense):

Interest income	29	60	138	161

Interest expense	(3,605)	(2,543)	(10,207)	(8,822)

Other, net	312	301	424	646

	(3,264)	(2,182)	(9,645)	(8,015)

Income before income taxes	11,187	12,547	52,963	50,658

Provision for income taxes	3,745	3,233	16,762	17,736

Net income	$7,442	$9,314	$36,201	$32,922

Income per common share — Basic	$0.29	$0.36	$1.42	$1.29

Income per common share — Diluted	$0.29	$0.36	$1.41	$1.27

See accompanying notes.

Intermet Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Assets

Current assets:

Cash and cash equivalents	$4,443	$5,848

Accounts receivable:

Trade, less allowance for doubtful accounts of $6,360 in 1999 and $5,133 in 1998	141,418	105,678

Other	8,316	8,713

	149,734	114,391

Inventories	68,168	65,898

Other current assets	13,310	11,293

Total current assets	235,655	197,430

Property, plant and equipment, at cost	525,512	485,082

Less:

Foreign industrial development grants, net of amortization	3,395	4,153

Accumulated depreciation and amortization	258,952	240,227

Net property, plant and equipment	263,165	240,702

Intangibles, net of amortization	124,234	126,896

Other noncurrent assets	23,760	18,987

	$646,814	$584,015

Intermet Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	1999	1998

	(Unaudited)

	(in thousands of dollars)
Liabilities and shareholders’ equity

Current liabilities:

Notes payable	$17,000	$1,000

Accounts payable	68,334	90,205

Income taxes and other accrued liabilities	50,038	50,922

Long term debt due within one year	6,388	6,411

Total current liabilities	141,760	148,538

Noncurrent liabilities:

Long term debt due after one year	205,343	156,690

Other noncurrent liabilities	54,234	59,445

Total noncurrent liabilities	259,577	216,135

Minority interest	2,337	2,337

Shareholders’ equity:

Common stock	2,585	2,583

Capital in excess of par value	63,493	63,382

Treasury stock	(6,669)	—

Retained earnings	184,270	151,131

Accumulated other comprehensive income	(448)	72

Unearned restricted stock	(91)	(163)

Total shareholders’ equity	243,140	217,005

	$646,814	$584,015

See accompanying notes.

Intermet Corporation

Interim Condensed Consolidated Statements of Cash Flows

	September 30,	September 30,
	1999	1998

	(Unaudited)

	(in thousands of dollars)

Operating activities:

Net income	$36,201	$32,922

Adjustments to reconcile net income to cash (used in) provided by operating activities:

Depreciation	26,631	25,467

Amortization	2,898	2,207

Other	189	(644)

Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:

Accounts receivable	(37,229)	(39,274)

Inventories	(2,978)	(640)

Accounts payable and accrued liabilities	(18,193)	4,876

Other assets and liabilities	(10,300)	570

Net cash (used in) provided by operating activities	(2,781)	25,484

Investing activities:

Additions to property, plant and equipment	(50,666)	(32,560)

Proceeds from the sale of subsidiaries	—	22,971

Investment in PortCast joint venture	(4,500)	(2,000)

Other	(1,607)	3,757

Net cash used in investing activities	(56,773)	(7,832)

Financing activities:

Net increase (decrease) in revolving credit facility	50,000	(25,000)

Reduction in debt	(1,262)	(1,987)

Net increase in notes payable	16,000	7,000

Acquisition of treasury stock	(6,669)	—

Dividends paid	(3,062)	(3,071)

Issuance of common stock	113	4,503

Net cash provided by (used in) financing activities	55,120	(18,555)

Effect of exchange rate changes on cash and cash equivalents	3,029	(3,363)

Net decrease in cash and cash equivalents	(1,405)	(4,266)

Cash and cash equivalents at beginning of period	5,848	7,022

Cash and cash equivalents at end of period	$4,443	$2,756

See accompanying notes.

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements
September 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Intermet Corporation (“Intermet”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in Intermet’s annual report on Form 10-K for the year ended December 31, 1998.

Inventories

      Inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	1999	1998

Finished goods	$14,194	$14,701

Work in process	21,283	18,522

Raw materials	8,416	8,467

Supplies and patterns	24,275	24,208

	$68,168	$65,898

Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	December 31,
	1999	1998

Land	$4,556	$4,567

Buildings and improvements	92,660	93,667

Machinery and equipment	367,268	357,545

Construction in progress	61,028	29,303

	$525,512	$485,082

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements — (Continued)

September 30, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies — (continued)

Intangible Assets

      Intangible assets of $124,234,000 and $126,896,000 (net of accumulated amortization of $9,862,000 and $7,147,000) at September 30, 1999 and December 31, 1998, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years. Intermet periodically assesses the recoverability of the cost of its intangibles based on a review of projected undiscounted cash flows of the related operating entities.

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

	Foundry	Other	Consolidated

	(in thousands of dollars)
Three-month period ended September 30, 1999

Net sales	$203,772	$21,578	$225,350

Net income	6,472	970	7,442
Three-month period ended September 30, 1998

Net sales	$168,469	$20,339	$188,808

Net income	8,941	373	9,314
Nine-month period ended September 30, 1999

Net sales	$651,919	$64,356	$716,275

Net income	33,477	2,724	36,201
Nine-month period ended September 30, 1998

Net sales	$540,351	$92,347	$632,698

Net income	31,464	1,458	32,922

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements — (Continued)

September 30, 1999 (Unaudited)

3.  Debt

      Long term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	1999	1998

Intermet	$200,000	$150,000

Subsidiaries	11,731	13,101

Total long-term debt	211,731	163,101

Less amounts due within one year	6,388	6,411

Long-term debt due after one year	$205,343	$156,690

      On November 5, 1999, Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaces the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. In addition, we executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements.

4.  Comprehensive Income

      Intermet adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	1999	1998	1999	1998

	(in thousands of dollars)

Net income	$7,442	$9,314	$36,201	$32,922

Other comprehensive income (loss):

Foreign currency translation adjustment	131	371	(520)	317

Minimum pension liability adjustment	—	—	—	—

Total other comprehensive income (loss)	131	371	(520)	317

Total comprehensive income	$7,573	$9,685	$35,681	$33,239

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements — (Continued)

September 30, 1999 (Unaudited)

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

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	1999	1998	1999	1998

	(in thousands, except per share data)

Numerator:
Net income	$7,442	$9,314	$36,201	$32,922

Denominator:
Denominator for basic earnings per share — weighted average shares	25,360	25,679	25,529	25,565

Effect of dilutive securities:
Stock options	70	297	105	374

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise of options	25,430	25,976	25,634	25,939

Basic earnings per share	$0.29	$0.36	$1.42	$1.29

Diluted earnings per share	$0.29	$0.36	$1.41	$1.27

Intermet Corporation

Notes to Interim Condensed Consolidated Financial Statements — (Continued)

September 30, 1999 (Unaudited)

7.  Subsequent Events

      On November 5, 1999, Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaces the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. In addition, we executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements. The revolving credit agreement provides us with several interest rate-pricing mechanisms. We must also pay a fee, at rates of 0.20% per annum and 0.175% per annum, on any unused portion of the $300 million and $100 million loan commitments, respectively. These revolving credit agreements require us to maintain specified financial ratios and impose limitations on activities.

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

Material Changes in Financial Condition

      Operating activities used net cash of $2.8 million during the nine-month period ended September 30, 1999. Depreciation and amortization expense was $29.5 million. Accounts receivable increased $37.2 million from December 31, 1998 because sales during September 1999 were higher than those of December 1998. This is due primarily to the traditional holiday shutdown in December. In addition, because September has only 30 days, customer payments that would have been received on the 31st day of the last month of the quarter were received on the first day of the next quarter. Accounts payable and accrued liabilities decreased $18.2 million from the beginning of 1999 due to the timing of payments. Our investing activities for the first nine months of 1999 used cash of $56.8 million. Of that amount, $50.7 million related to property, plant and equipment additions. Furthermore, we spent an additional $4.5 million for our investment in PortCast. Net cash provided by financing activities was $55.1 million for the first three quarters of 1999. The borrowings under the bank revolver and note payable increased $66.0 million in the aggregate. We used this cash to finance working capital and fund additions to property, plant and equipment during the first nine months of 1999. In addition, we paid $6.7 million for the acquisition of Intermet stock [pursuant to its stock buyback program] and paid $3.1 million in dividends during the first nine months of 1999.

      Intermet has committed capital not yet spent of approximately $17.5 million as of September 30, 1999. Of this amount, approximately $4.0 million relates to two new disamatics, which are high-speed vertical casting machines, for our Columbus Foundry subsidiary. In addition, $5.4 million relates to the construction of an aluminum die-castings facility for our Tool Products subsidiary. During the second half of 1998, Columbus Foundry began having capacity issues due to increased customer demand, above historical levels, for products already in place. Management addressed the over-capacity issue and put a plan into place to purchase the two disamatics. The process of purchasing and readying a disamatic for production takes approximately one and one half to two years. Intermet expects the disamatics to be in full production by the end of 1999. Tool Products is building an additional aluminum die-castings facility in response to increased demand for existing products as well as for newly awarded products. Tool Products’ two current aluminum die-castings plants are running at capacity and cannot be expanded to handle additional capacity. Intermet expects this third Tool Products facility will become operational in early 2000.

      Intermet declared a cash dividend of $0.04 per share (approximately $1.0 million in aggregate) for the holders of record on December 1, 1999.

      On November 5, 1999, Intermet signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaces the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. In addition, we executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements.

  Material Changes in Results of Operations

      Sales in the third quarter of 1999 were $225.4 million compared to $188.8 million during the same period in 1998. Sales for the nine-month period ended September 30, 1999 and 1998 were $716.3 and $632.7 million, respectively. Foundry segment sales during the three-month and nine-month periods ended September 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, were $15.1 million (9.0%) and $60.0 million (11.3%) greater than sales during the same periods in 1998, respectively. This is primarily a result of strong domestic and European light truck sales, which are two of the largest markets we supply. Non-foundry segment sales, excluding acquisitions or dispositions in 1999 or 1998, increased $1.2 million (6.1%) and $1.0 million (1.6%) for the three and nine months ended September 30, 1999 versus the same periods in 1998, respectively.

      Domestic sales during the quarter ended September 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, were approximately $16.0 million (9.6%) greater than the third quarter of 1998. Domestic sales during the nine months ended September 30, 1999, excluding acquisitions or dispositions in 1999 or 1998, were approximately $56.6 million (10.8%) greater than the same period in 1998. U.S. light vehicle sales are projected by the industry to reach record levels for 1999.

      European sales during the three and nine months ended September 30, 1999, in local currency, increased 8.5% and 4.9%, respectively, from the same periods in the prior year, excluding acquisitions or dispositions in 1999 or 1998. This is due primarily to the increase in European light truck sales. During the second half of 1998, we increased our presence in Europe with the acquisition of Vorpommersche Eisenwerke GmbH Ueckermunde (“VEGU”) in December and the joint venture with PortCast in June, both of which are iron foundries. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $1.7 million (6.3%) and $1.1 million (1.3%) for the three and nine-month periods ended September 30, 1999, respectively, when compared using exchange rates for the same period in 1998.

      Gross profit for the quarter ended September 30, 1999 was $24.0 million, an increase of $1.5 million from that of the same period in 1998. Gross profit as a percentage of sales for the three months ended September 30, 1999 and 1998 was 10.6% and 11.9%, respectively. Gross profit for first nine months of 1999 was $91.3 million, an increase of $7.3 million from that of the same period in 1998. Gross profit as a percentage of sales for the nine months ended September 30, 1999 and 1998 was 12.7% and 13.3%, respectively. Performance problems at several operating units negatively affected gross profit during the first nine months of 1999. Many of these problems were caused by facilities having to run over-capacity. We anticipate that the new disamatics will alleviate some of these problems. In addition, several facilities had excessive labor costs during the third quarter of 1999. One facility has had continuous labor difficulties throughout 1999.

      Operating expenses as a percentage of sales were 4.2% and 4.1% for the three months ended September 30, 1999 and 1998, respectively. Operating expenses as a percentage of sales were 4.0% for both nine-month periods ended September 30, 1999 and 1998.

      The effective income tax rate was 33.5% and 25.8% for the third quarters ended September 30, 1999 and 1998, respectively. The effective income tax rate for the nine months ended September 30, 1999 and 1998 was 31.6% and 35.1%, respectively. During the second quarter of 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany. We continue to use tax planning to reduce the effective tax rates. During the second and third quarters of 1998, we were able to use tax benefits related to the IWESA bankruptcy. Without these tax benefits, the effective tax rates would have been 46.8% and 39.9% for the three months and 43.3% and 41.4% for the nine months ended September 30, 1999 and 1998, respectively.

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

      We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we are implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of our critical administrative, production, and research and development computer systems to make them Year 2000 ready. We believe that our critical systems are Year 2000 ready. We continue to test the readiness of these critical systems. We expect to have our non-critical systems Year 2000 ready by the end of November 1999.

      Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing information from our suppliers with regard to their Year 2000 readiness. Based on this information, we are confident that our suppliers will be able to continue to provide materials and services. We intend to continue to monitor the Year 2000 readiness of our key suppliers.

      A small number of our products incorporate electronic components that are purchased from third parties. Our suppliers have assured us that these electronic components are Year 2000 ready.

      Intermet began addressing Year 2000 issues in 1995, and prior to 1999, spent approximately $4.7 million on Year 2000 readiness. In the nine-month period ended September 30, 1999, we spent approximately $2.0 million to address the Year 2000 issue. We estimate that we will spend in total approximately $7.0 to $7.5 million to become Year 2000 ready. The majority of this spending is for required upgrades or for new business systems required in the ordinary course of business. It is possible that the actual cost of our Year 2000 readiness effort could exceed this estimate.

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

      We have developed and are continually refining contingency plans for our critical systems. These contingency plans are intended to avoid or mitigate the risks that either we or our key suppliers might not achieve Year 2000 readiness in time to avoid disruption of our operations.

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

      (b)  Intermet filed no reports on Form 8-K for the quarter ended September 30, 1999.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, Intermet has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intermet Corporation

By: /s/ RONALD C. RYNINGER JR. ----------------------------------------------- Ronald C. Ryninger Jr. Corporate Controller (Principal Accounting Officer)

Date: November 12, 1999

Exhibits Index

Exhibit Number	Description of Exhibit

27	Financial Data Schedule.