Form 10-K
period 1999-12-31
INTERMET CORP
filed 2000-03-31
CIK 745287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000 was $302,793,331 based on $11.938 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant's voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


At March 1, 2000 there were 25,363,824 shares of common stock, $0.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the registrant's definitive proxy statement for the 2000 annual meeting of shareholders to be held April 13, 2000 are incorporated by reference into Part III.

                                     Part I

ITEM 1.    BUSINESS

General

Intermet is one of the largest independent producers of ductile iron castings in the world. And, with the recent acquisitions of Tool Products, Inc., Ganton Technologies, Inc. and Diversified Diemakers, Inc., we have become a leading supplier of cast light-metals automotive components. We specialize in the design and manufacture of highly engineered, cast metal automotive components for the global light truck, passenger car and heavy-duty vehicle markets. These products are used in vehicle axles, chassis, engines and transmissions. In addition, we provide machining and a range of other products and services to the automotive and industrial markets.

Intermet's focus is to supply cast products to a broad array of automotive and industrial customers. These products require advanced technology and engineering. Original equipment manufacturers ("OEMs") and Tier 1 and Tier 2 suppliers increasingly rely on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria. In addition, OEMs, Tier 1 and Tier 2 suppliers look to their suppliers to solve problems arising in the design and manufacturing processes. We believe that we are well positioned to benefit from these trends by providing a broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

Our ferrous-metals products include ductile iron and gray iron castings and their related machining operations. These castings include crankshafts, camshafts, steering knuckles, wheel spindles, differential cases, brake calipers and suspension control arms. Our light-metals products include lost foam aluminum castings and aluminum, magnesium and zinc die-castings and their related machining operations. These castings include engine covers, fluid containing covers, brackets, instrument panel frames, connector housings, airbag controller enclosures and windshield wiper motor enclosures. We provide cast products used by more than 20 automotive OEMs and their leading suppliers throughout the world, including DaimlerChrysler, Ford, General Motors, BMW, Honda, Toyota, Delphi, Dana, TRW, PBR, SMW and ZF.

During 1999, our ferrous-metals segment had a total average casting capacity available of 651,000 tons, on a straight-time basis. As a result of capital improvements throughout the year, total ferrous-metals casting capacity at December 31, 1999 was 696,000 tons, on a straight-time basis. Our light-metals segment had a total average casting capacity available of 19,000 tons, on a straight-time basis, during 1999. As a result of year-end acquisitions, total light-metals casting capacity at December 31, 1999 was 74,000 tons, on a straight-time basis. Based on production, Intermet's casting facilities operated at an average annual capacity of 101% in 1999, 94% in 1998 and 87% in 1997. Excluding Ironton, which is an under-utilized foundry that we will close during 2000 (see Recent Developments), our casting facilities operated at an average annual capacity of 106% in 1999.

We believe that the market for ferrous-metals and light-metals castings is highly fragmented, with approximately 3,000 suppliers in the United States alone. We believe that our leadership in core markets positions us to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs' strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence.

Our castings are used primarily in light trucks and passenger cars, as well as in heavy trucks. Our castings also have railroad, municipal, marine and construction applications. We specialize in safety-related parts, critical to vehicle control, which meet our customers' exacting metallurgical, dimensional and quality control standards. Examples of products manufactured for the automotive, light truck and heavy truck industries include brake and suspension parts, steering components, differential cases, camshafts, crankshafts, fluid containing covers and electronic enclosures.

We also manufacture cantilevered cranes, specialty service vehicle truck bodies and precision-machined components for the automotive and industrial markets.

Recent Developments

On March 5, 2000 an explosion and fire occurred at our New River foundry located in Radford, Virginia. Ten employees suffered injuries in the blast, three of which were fatal. The explosion and fire caused extensive damage. All operations at the foundry have been shut down. The U.S. Bureau of Alcohol, Tobacco and Firearms ("ATF"), the Virginia Occupational Safety and Health Administration ("VaOSHA"), and local fire and law enforcement officials are investigating the incident. Intermet is also conducting its own investigation. Although no precise cause has yet been determined, the ATF has stated publicly that it believes the cause to be accidental. None of these investigations has been completed and, until they are completed, the precise cause of the explosion cannot be predicted. Although local fire officials estimated damage to be approximately $30-50 million shortly after the blast, we are not able to make any precise damage estimate at this time, and will be unable to do so until all of the investigations have been completed. When the investigations are complete, it is possible that fines, penalties, damages or other sanctions could be sought against Intermet. Intermet is assisting in the investigations and will take appropriate legal steps to defend itself and take other appropriate action if any fines, penalties, damages or other sanctions are sought. Intermet carries insurance for property, business interruption, general liability, employers liability and workers' compensation. We have notified our insurance carriers under all of our applicable insurance policies and we will make claims under the policies as appropriate. We do not know how much, if any, we will record during the first quarter of 2000 for charges relating to deductibles under our property and business interruption insurance policies. Based on the information currently available to us, we believe that we have adequate insurance coverage for the losses that have been identified to date. However, we cannot assure that all of our ultimate losses, costs and expenses resulting from the accident will be covered by insurance, and any amounts not covered by insurance could be material to our business or financial condition.

On December 20, 1999 we acquired all of the issued and outstanding stock of Diversified Diemakers, Inc. and Ganton Technologies, Inc. for a purchase price of $160.0 million and $110.0 million, respectively. The balance sheets of Diemakers and Ganton are subject to review, which may result in adjustments to the purchase prices in fiscal year 2000. We accounted for these transactions using purchase accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisitions. The excess of the purchase price, including acquisition costs of $5.5 million, over the estimated fair values of net assets acquired was $125.6 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The results of operations of Ganton and Diemakers from the date of acquisitions to December 31, 1999 are included in our consolidated results of operations. Ganton and Diemakers are part of our light-metals group.

Ganton is engaged in the manufacture and sale of aluminum die-castings for the automotive industry. Ganton's products include fluid-containing components such as oil pans, transmission housings and engine covers, as well as brackets and structural components. Ganton operates three manufacturing facilities, two located in Sturtevant, Wisconsin and one located in Pulaksi, Tennessee. Diemakers is engaged in the manufacture and sale of aluminum, magnesium and zinc die-cast products for the automotive, commercial and electronics industries. Diemakers' products include engine covers, brake pedal brackets, instrument panel frames and multi-slide housings. Diemakers has three production facilities located in Monroe City, Palmyra and Hannibal, all in Missouri.

In order to finance the acquisitions, we borrowed $200 million in the form of an eighteen-month term loan with a bank group under an agreement dated December 20, 1999. Interest on outstanding borrowings for the first six months is LIBOR plus 2%. After the first six-month period, interest rates are based on grid pricing. The term loan requires us to maintain financial ratios and imposes limitations on specified activities. The remaining $70 million of purchase price was obtained pursuant to an existing five-year credit agreement dated November 5, 1999, detailed in the following paragraph.

On November 5, 1999, we signed a five-year $300 million unsecured revolving credit agreement with a bank group. This agreement replaced the $200 million unsecured revolving credit facility, which was to expire January 1, 2000. Also on November 5, 1999, we executed a $100 million 364-day unsecured revolving credit agreement. Standby letters of credit reduce the borrowing limits of these two agreements. The revolving credit agreement provides us with several interest rate-pricing mechanisms. We must also pay a fee, at rates of 0.20% per annum and 0.175% per annum, on any unused portion of the $300 million and $100 million loan commitments, respectively. These revolving credit agreements require us to maintain financial ratios and impose limitations on specified activities.

On December 7, 1999, we announced plans to permanently close our Ironton Iron, Inc. foundry. Ironton is included in the ferrous-metals segment. Ironton has had enduring labor and operational difficulties and, as a result, has incurred significant operating losses since Intermet purchased it in 1988. Because of Ironton's continuing difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The foundry is one of our oldest facilities and the cost to modernize would further impact already negative operating results. Ironton had revenues of $57 million, $55 million and $51 million and net losses of approximately $35 million, $10 million and $7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net loss of $35 million for 1999 includes charges of approximately $19 million for asset impairment and shutdown. We anticipate that the foundry will cease operations by the end of the first quarter of 2000.

On March 19, 1999, Intermet's board of directors authorized the repurchase of up to 10% of its 25.8 million outstanding shares of common stock. The repurchase authority allows us to selectively repurchase our stock in the open market or in privately negotiated transactions, depending on market price and other factors. Intermet may repurchase the shares at its discretion and without a target price. During 1999, we purchased 509,000 shares of our common stock for an aggregate purchase price of $6.8 million.

Financial Information about Segments

The information contained in note 2 to the consolidated financial statements of Intermet's 1999 annual report to shareholders, furnished to the SEC as Exhibit 13 to this report, is incorporated by reference into this filing.

Products, Markets and Sales

We focus on value-added cast products, which we supply to the automotive and industrial markets. In 1999, 1998 and 1997 approximately 86.4%, 85.7% and 83.0% of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories, including:

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

Intermet also manufactures a variety of products for the industrial and appliance markets. In 1999, 1998 and 1997 approximately 13.6%, 14.3% and 17.0% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales by market for 1999 are as follows:

                                                                  Market
                                           -----------------------------------------------------
                                             Automotive         Industrial              Total
                                             ----------         ----------              -----
     Reportable segment:
        Ferrous-metals segment                   78.7%              2.2%                80.9%
        Light-metals segment                      6.6%              4.0%                10.6%
        Other                                     1.1%              7.4%                 8.5%
                                           ----------------    --------------     --------------
     Total                                       86.4%             13.6%               100.0%

Reportable segment sales by market for 1998 are as follows:

                                                                  Market
                                           -----------------------------------------------------
                                             Automotive         Industrial             Total
                                             ----------         ----------             -----
     Reportable segment:
        Ferrous-metals segment                   81.2%              2.6%                83.8%
        Light-metals segment                      1.4%              2.1%                 3.5%
        Other                                     3.1%              9.6%                12.7%
                                           ----------------    --------------     --------------
     Total                                       85.7%             14.3%               100.0%

Reportable segment sales by market for 1997 are as follows:

                                                                  Market
                                           -----------------------------------------------------
                                             Automotive         Industrial            Total
                                             ----------         ----------            -----
     Reportable segment:
        Ferrous-metals segment                   76.0%              2.5%                78.5%
        Light-metals segment                      1.3%              2.6%                 3.9%
        Other                                     5.7%             11.9%                17.6%
                                           ----------------    --------------     --------------
     Total                                       83.0%             17.0%               100.0%

Intermet has a long-standing quality assurance program. With the exception of VEGU, all of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. VEGU has ISO-9002 certification. In addition, many of our facilities have received quality awards from their customers during 1999, including:

-    Toyota Quality Performance for Excellence
-    TRW Aeronautical Systems Certified Supplier
-    NADCA - 1999 International Diecasting Competition Award

We primarily market our products through our own sales and customer service staff. We use independent sales representatives in Europe and, to a limited degree, in the United States. Intermet's principal sales office is in Michigan. We produce primarily to customer order and do not maintain any significant inventory of finished goods not on order.

This sales staff acts as a liaison between our customers and our production personnel. Through the product engineering group, we offer assistance at the design stage of major casting programs. We employ quality assurance representatives and engineers who work with our customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for us. In addition to working with our customers' purchasing personnel, our product engineers frequently work closely with design engineers and other technical staff.

Intermet supplies cast products to over 20 automotive OEMs, directly or through Tier 1 and Tier 2 suppliers. Our cast products are included on more than 200 vehicle models. Net sales to customers exceeding 10% of consolidated net sales, and other major customers, were as follows (as a percentage of consolidated net sales):

                                       1999          1998          1997
                                     ---------     ---------    ----------
     Customer:
       DaimlerChrysler                    17%           20%           18%
       Ford                               16%           18%           18%
       Delphi                              7%            4%            0%
       Dana Corporation                    6%            7%            5%
       TRW                                 5%            6%            6%
       General Motors                      2%            2%            8%

For 1999, Ford sales include sales to Ford Motor Company (8%) and Visteon Automotive Systems (8%). For 1998, Ford sales include sales to Ford Motor Company (10%) and Visteon Automotive Systems (8%). These sales are generated by the ferrous-metals and the light-metals segments. The loss of any of these customers or a substantial reduction in their purchases would have a material adverse effect on us. Our six largest customers accounted for approximately 50%, 54% and 58% of consolidated net sales during 1999, 1998 and 1997, respectively.

Net sales by market were as follows (as a percentage of consolidated net sales):

                                                 Percentage of Net Sales
                                             --------------------------------
                                               1999       1998       1997
                                               ----       ----       ----
     North American passenger
       cars and light trucks                      72%        70%        66%
     North American industrial                    14%        14%        17%
     European light and heavy duty vehicles
                                                  12%        15%        13%
     Other                                         2%         1%         4%

Sales of ferrous-metals castings were 651,000, 576,000 and 536,000 tons in 1999, 1998 and 1997, respectively. The increase in tons sold in 1999 over 1998 and 1998 over 1997 is principally attributable to increased sales from existing foundries. For the years ended December 31, 1999, 1998 and 1997, sales of ductile iron castings represented 82%, 90% and 89%, respectively, and sales of gray iron represented 5%, 7% and 7%, respectively, of our total sales of castings (in dollars).

Sales of light-metals castings were 15,000, 5,680 and 6,234 tons in 1999, 1998 and 1997, respectively. The increase in tons sold in 1999 over 1998 is principally attributable to the acquisition of Tool Products in December 1998. Our aluminum castings were 12%, 3% and 4%, respectively, of our total sales of castings (in dollars).

The balance of the castings sales in 1999 was compacted graphite, malleable, magnesium and zinc. The balance of the castings sales in 1998 and 1997 was compacted graphite, malleable and zinc. Total castings sales as a percentage of Intermet's total sales were 87% in 1999 and 1998 and 81% in 1997.

Design, Manufacturing and Machining

We have a technical center in Lynchburg, Virginia that provides advanced design and engineering services to customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We furnish the customer with design support using their own computer-aided design and computer aided engineering languages and cast metal process simulation software. Our design and engineering teams assist the customer, when requested, in the initial stages of product creation and modification.

Our advanced capabilities include finite element analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer aided design techniques, to assist our customers in the initial stages of product design and prototype creation. These techniques greatly enhance our design and flexibility. In addition, we can substantially reduce the time required to produce sample castings, depending on the complexity of the products. Intermet's goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that reduce weight, use alternative materials or incorporate more efficient manufacturing processes. Intermet's product and manufacturing process development work includes the development of new products and processes that can broaden our overall product offerings and capabilities. We believe that our advanced design and engineering capabilities serve as a significant competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Our ferrous-metals segment produces ductile iron and gray iron castings. Ductile iron has greater strength and ductility than gray iron. Ductile iron's use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The ferrous-metals cast production process involves melting steel scrap and pig iron in a cupola or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

Our light-metals segment produces lost foam aluminum castings and aluminum, magnesium and zinc die-castings. Aluminum brings a lower weight alternative. Our castings range in size from small products weighing less than one pound to those weighing up to 100 pounds. The lost foam aluminum casting process utilizes exact polystyrene foam replicas of the desired castings, which are embedded in sand. The foam is evaporated and displaced by the hot metal and the casting is formed. Die-casting is a metal component casting process in which molten aluminum, magnesium or zinc is introduced into metal dies and solidified.

Customers usually specify the properties their castings are to embody, such as hardness and strength, and we determine how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, radioisotopes, ultrasonic, magnetic-particle and spectroscopy, is used extensively in grading scrap metal, analyzing molten metal and testing castings. We also use testing equipment and procedures to provide particular tests for our castings as requested by customers.

Most castings require machining before they can be put to their ultimate use. This machining may include drilling, boring, milling, threading or cutting operations. Most customers provide their own machining for castings or have them machined by third parties. We operate three facilities that machine castings produced by us and by others. We also own a precision machining company in Elk Grove Village, Illinois. In addition, most of our light-metals casting plants have machining integral in the casting operation. Until March 7, 2000 we had a 35% interest in General Products Delaware Corporation, a machining and assembly company with a facility in Michigan and a facility in Indiana. We sold our interest in General Products for $10.0 million. We also contract with other companies to machine castings that we produce, before the castings are shipped to customers.

Intermet manufactures cantilevered cranes and specialty service vehicle truck bodies at a facility in Garner, Iowa.

Raw Materials

Steel scrap is the primary raw material Intermet uses to manufacture ferrous-metals castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. We have no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations and we have contractual arrangements with many of our major customers. These arrangements allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap.

In producing light-metals castings, the primary raw material we use is secondary aluminum ingot. The cost of aluminum ingot is subject to fluctuations and we have contractual arrangements with many of our major customers. These arrangements allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising secondary aluminum prices, these adjustments will lag the current market price for secondary aluminum.

We have contractual arrangements with some of our suppliers, which expire at various times through 2002, for the purchase of various materials, other than steel scrap or secondary aluminum ingot, used in or during the manufacturing process. These contracts and our overall level of purchases provide some protection against price increases. In most cases, we do not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloys and other materials.

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

Backlog

Most of Intermet's business involves supplying all or a stated portion of the customer's annual requirements against blanket purchase orders. Customers typically issue firm releases and shipping schedules on a monthly basis. The lead-time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Our backlog at any given time generally consists only of the orders that have been released for shipment. Subsidiaries of Intermet that manufacture industrial products other than castings, had a backlog at December 31, 1999 of $19.0 million in the aggregate, all of which we expect to ship during 2000.

Competition

Intermet competes with many other foundries, both domestically and internationally. Some of these foundries are owned by major users of ferrous castings. For example, the three largest automobile manufacturers in North America, which are among our largest customers, operate their own foundries and have greater financial resources. However, they also purchase a significant amount of castings from Intermet and others, and there is a trend toward increased outsourcing by the three largest automobile manufacturers in North America. Our castings also compete, to some degree, with malleable iron castings, other metal castings and steel forgings.

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

Research and Development

Intermet conducts process and product development programs for both its ferrous-metals and light-metals segment products, principally at a separate research and development foundry in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering, which enhances the strength and toughness of iron. In addition, we are currently working to develop new materials, improve product manufacturing processes and improve characterization of material properties. We directly expensed $1.0 million, $1.0 million and $1.1 million in 1999, 1998 and 1997, respectively, for research and development.

Environmental Matters

Intermet's operations are subject to various federal, state and local laws and regulations. These laws and regulations govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters and the storage and disposal of hazardous and non-hazardous substances generating by ongoing operations.

Polychlorinated biphenyl ("PCB") contamination has been identified at a property owned by Ganton, which was purchased by Intermet on December 20, 1999. The property is located at 217 Fay Avenue in Addison, Illinois. In addition, it has been determined that a small portion of the surface area of an adjoining property, which is not owned by or affiliated with Intermet, is also contaminated with PCBs. Ganton is solely responsible for remediating all PCB contamination at the site and the adjoining property in accordance with applicable regulatory standards and threshold levels determined by U.S. Environmental Protection Agency and/or the Illinois Environmental Protection Agency. Pursuant to a Settlement Agreement dated as of March 21, 1997 among Ganton, the former owner of the property and certain environmental remediation contractors, a settlement trust in the total amount of $5.4 million was established to fund cleanup of the property. The former owner and the contractors funded the settlement trust with a cash payment of $3.1 million. The remaining $2.3 million of the settlement trust is covered by a letter of credit from the prior owner. Ganton will be permitted to draw on the letter of credit when the cash in the settlement trust is exhausted. Given the above provisions of the settlement, we had $3.3 million of restricted cash, which represents the unused portion of cash received in 1997, and an environmental remediation reserve for the same amount at December 31, 1999. The current engineering estimate is that the cost of the remediation will not exceed $5.4 million.

Some of Intermet's other operating units have been identified as potentially responsible parties in legal proceedings or otherwise notified that they may be liable for the cleanup of hazardous substances under federal "Superfund" and other environmental protection legislation. In addition, we are attempting to resolve known environmental matters with various third parties, including matters that arise in connection with the sale of businesses and properties by us or by our present and former subsidiaries.

Although we intend to minimize our exposure by asserting appropriate defenses in connection with environmental proceedings, based on the advice and assistance of environmental engineers and consultants, we have reserved $10.2 million at December 31, 1999 to cover estimated known environmental liabilities. This reserve includes $3.7 million related to the shutdown of Ironton Iron. Although we continue to assess our potential liability, the ultimate liability for environmental matters cannot be predicted with certainty and could exceed estimates.

We also have recurring costs in the normal course of business that are necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations, particularly in the management and disposition of waste (principally non-hazardous) generated by our ongoing operations. In 1999, 1998 and 1997 these costs totaled approximately $15.1 million, $14.4 million and $12.3 million, respectively. In addition, a portion of our capital expenditures is regularly incurred to limit or monitor pollution, principally for ventilation and dust control equipment. These expenditures were approximately $5.7 million, $5.2 million and $6.9 million in 1999, 1998 and 1997, respectively. We expect to spend $4.5 million in capital expenditures related to environmental matters in 2000, although sales volume levels and available engineering resources, among other factors, will influence the actual amount of capital expenditures.

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

For additional information related to environmental matters, see Item 3 "Legal Proceedings" below; and see "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated by reference from Intermet's 1999 annual report to shareholders, which is furnished to the SEC as
Exhibit 13 to this report.

Employees

At March 1, 2000 we employed approximately 8,440 persons, including approximately 7,530 in North America. Of the persons employed in North America, approximately 6,020 were hourly manufacturing personnel and the remainder were clerical, sales and management personnel. We employed approximately 880 persons in Europe, approximately 750 of whom were hourly manufacturing personnel. We had approximately 30 employees in Mexico, all but four of whom were hourly manufacturing personnel.

Foreign and Domestic Operations and Export Sales

Revenues and identifiable assets for Intermet's foreign and domestic operations for 1999, 1998 and 1997 were as follows (in thousands of dollars):

                                                         1999           1998          1997
                                                         ----           ----          ----
     Sales to unaffiliated customers in:
       North America                                    $836,300       $714,400      $705,100
       Europe                                            115,800        121,500       104,700
       Other International                                 4,700          5,700         3,900

     Identifiable assets in:
       North America                                    $888,700       $517,500      $453,900
       Europe                                             68,600         66,500        85,500

Executive Officers of the Registrant

Executive officers are elected by the board of directors annually at its meeting, which immediately follows the annual meeting of shareholders. An executive officer holds office until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

The executive officers of Intermet as of March 1, 2000, along with their ages and principal positions with Intermet, are as follows:

     Name (Age)                       Principal Position(s)
     ----------                       ---------------------

     John Doddridge (59)              Chairman of the Board and Chief Executive Officer

     James F. Mason (58)              Group Vice President

     Alan J. Miller (51)              Vice President and General Counsel

     David L. Neilson (55)            Vice President - Sales and Marketing

     Donald C. Pyatt (54)             Group Vice President

     Gary F. Ruff (48)                Vice President - Technical Services

     Laurence Vine-Chatterton (50)    Vice President


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

Mr. Mason became group vice president of Intermet in September 1998. Prior to that, he served as president of Wagner Castings Company, a subsidiary of Intermet, which was purchased in December 1996. He was with Wagner since 1984 and served in several positions before becoming president in April 1988.

Mr. Miller joined Intermet in July 1998 as corporate general counsel and was named vice president and general counsel in August 1999. He served as vice president, general counsel and secretary at Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998.

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

Mr. Pyatt became group vice president of Intermet in December 1999. Prior to that, he served as president of Tool Products, Inc., a subsidiary of Intermet, which was purchased in December 1998. He was with Tool Products since 1990, serving as president.

Mr. Ruff became vice president - technical services of Intermet in June 1999. Prior to that, he served in a variety of positions at CMI International and its successor company, Hayes Lemmerz International, Inc., both automotive parts suppliers. He served as president of North American Aluminum Wheels - Hayes Lemmerz International and as corporate vice president of Hayes Lemmerz International, Inc. from February 1999 to May 1999. He was the chief technical officer, executive vice president and director of CMI International, Inc. from February 1994 until Hayes-Lemmerz purchased CMI in January 1999.

Mr. Vine-Chatterton joined Intermet in January 1999 as a Vice President and President of Intermet Europe. Before coming to Intermet, he was a divisional finance director of T&N plc, UK, an automotive parts supplier, from June 1996. Mr. Vine-Chatterton was a divisional finance director of Caradon plc, UK, an international supplier to building and home improvement industries, from January 1994 until 1996.

Ms Doretha Christoph, who served as Intermet's Vice President - Finance, Chief Financial Officer, Treasurer and Secretary, resigned effective February 18, 2000.

ITEM 2.    PROPERTIES

At December 31, 1999, Intermet owned, operated or had an ownership interest in the following:

-    eight operational ductile iron foundries
-    two ductile and gray iron foundries
-    one lost foam aluminum foundry
-    two aluminum and zinc die-cast foundries
-    two aluminum die-cast foundries
-    two magnesium die-cast foundries
-    two precision-engineered, close tolerance aluminum die-cast foundries
-    three machining and assembly facilities
-    one precision machining facility
- one cantilevered cranes and specialty service vehicle truck bodies manufacturing facility
-    one research foundry
-    one technical center

Lost foam aluminum castings can only be produced by Intermet at Alexander City Foundry.

The following provides information about Intermet's manufacturing locations and the types of products produced at each location:



     Name                                 Location                   Type of Products
     ----                                 --------                   ----------------
     Ferrous-Metals Segment:
        Intermet Archer Creek Foundry     Lynchburg, Virginia        Ductile iron castings
        Intermet Columbus Foundry         Columbus, Georgia          Ductile iron castings
        Intermet Columbus Machining       Midland, Georgia           Machined and assembled components
        Intermet Decatur Foundry          Decatur, Illinois          Ductile iron castings
        Intermet Havana Foundry           Havana, Illinois           Ductile iron castings
        Intermet Hibbing Foundry          Hibbing, Minnesota         Ductile iron castings
        Intermet Ironton Foundry          Ironton, Ohio              Ductile iron castings
        Intermet Neunkirchen Foundry      Neunkirchen, Germany       Ductile iron castings
        Intermet New River Foundry        Radford, Virginia          Ductile iron castings
        Intermet Radford Foundry          Radford, Virginia          Ductile and gray iron castings
        Intermet Ueckermunde              Ueckermunde, Germany       Ductile and gray iron castings
        Foundry

     Light-Metals Segment:
        Intermet Alexander City Foundry   Alexander City, Alabama    Lost foam aluminum castings
        Intermet Hannibal Plant           Hannibal, Missouri         Magnesium die-castings
        Intermet Jackson Plant            Jackson, Tennessee         Precision engineered, close tolerance aluminum
                                                                       die-castings
        Intermet Minneapolis              Minneapolis, Minnesota     Precision engineered, close tolerance aluminum
                                                                       die-castings
        Intermet Monroe City Plant        Monroe City, Missouri      Aluminum and zinc die-castings
        Intermet Palmyra Plant            Palmyra, Missouri          Magnesium die-castings
        Intermet Pulaski Plant            Pulaksi, Tennessee         Aluminum die-castings
        Intermet Racine Machining         Racine, Wisconsin          Machined and assembled components
        Intermet Racine Plant             Racine, Wisconsin          Aluminum die-castings
        Intermet Reynosa Machining        Reynosa, Mexico            Machined and assembled components
        Intermet Stevensville Plant       Stevensville, Michigan     Aluminum and zinc die-castings

     Other:
        Frisby P.M.C.                     Elk Grove Village,         Precision machined components
                                          Illinois
        IMT (Iowa Mold Tooling)           Garner, Iowa               Metal fabrication of truck mounted cranes and specialty
                                                                       service vehicle truck bodies


Intermet continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions. On December 7, 1999, Intermet announced plans to permanently close its Ironton Iron, Inc. foundry. Ironton has had enduring labor and operational difficulties and, as a result, has incurred significant operating losses since Intermet purchased it in 1988. Because of Ironton's continuing difficulties, customers representing a significant portion of its sales volumes had informed Intermet and Ironton in late 1999 that they had decided to place their business with alternate sources. The foundry is one of our oldest facilities and the cost to modernize would further impact already negative operating results. We anticipate that the foundry will cease operations by the end of the first quarter of 2000.

See the discussion regarding the New River Foundry explosion, which is included in Part I, Item 1. BUSINESS - Recent Developments.

Intermet owns a research foundry and a technical center, both located in Lynchburg, Virginia. The technical center provides advanced design and engineering services to our customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We also have a 50% equity interest in PortCast-Fundicao Nodular, S.A., an iron castings company in Porto, Portugal. Until March 7, 2000 we had a 35% interest in General Products Delaware Corporation, a machining and assembly company with a facility in Michigan and a facility in Indiana. We sold our interest in General Products for $10.0 million. In addition, we lease executive, sales and other administrative offices, located in Troy, Michigan; Columbus, Georgia and Saarbrucken, Germany. We acquired sales offices in Southfield, Novi and Dearborn, Michigan and Lexington, Kentucky as part of our purchase of Ganton. We plan to close those facilities during 2000 and move the employees to our Troy, Michigan sales and administrative office.

Tool Products has capital leases of approximately $3.3 million at December 31, 1999, which relate to assets with net book values of approximately $3.4 million. In addition, Columbus Neunkirchen Foundry and Vorpommersche Eisenwerke GmbH Ueckermunde have bank term notes of approximately $0.9 million in the aggregate. These notes are secured by property, plant and equipment, located at Columbus Neunkirchen Foundry, with net book values aggregating approximately $18.4 million at December 31, 1999. For additional information on secured debt, see note 6 to the consolidated financial statements included in Intermet's 1999 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report, and is incorporated by reference into this filing.

ITEM 3.    LEGAL PROCEEDINGS

On March 5, 2000 an explosion and fire occurred at our New River foundry located in Radford, Virginia. Ten employees suffered injuries in the blast, three of which were fatal. The explosion and fire caused extensive damage. All operations at the foundry have been shut down. The U.S. Bureau of Alcohol, Tobacco and Firearms ("ATF"), the Virginia Occupational Safety and Health Administration ("VaOSHA"), and local fire and law enforcement officials are investigating the incident. Intermet is also conducting its own investigation. Although no precise cause has yet been determined, the ATF has stated publicly that it believes the cause to be accidental. None of these investigations has been completed and, until they are completed, the precise cause of the explosion cannot be predicted. Although local fire officials estimated damage to be approximately $30-50 million shortly after the blast, we are not able to make any precise damage estimate at this time, and will be unable to do so until all of the investigations have been completed. When the investigations are complete, it is possible that fines, penalties, damages or other sanctions could be sought against Intermet. Intermet is assisting in the investigations and will take appropriate legal steps to defend itself and take other appropriate action if any fines, penalties, damages or other sanctions are sought. Intermet carries insurance for property, business interruption, general liability, employers liability and workers' compensation. We have notified our insurance carriers under all of our applicable insurance policies and we will make claims under the policies as appropriate. We do not know how much, if any, we will record during the first quarter of 2000 for charges relating to deductibles under our property and business interruption insurance policies. Based on the information currently available to us, we believe that we have adequate insurance coverage for the losses that have been identified to date. However, we cannot assure that all of our ultimate losses, costs and expenses resulting from the accident will be covered by insurance, and any amounts not covered by insurance could be material to our business or financial condition.

Our foundry in Decatur, Illinois received a Notice of Violation dated June 11, 1998 issued by the Illinois Environmental Protection Agency ("IEPA") in connection with an alleged improper disposal of a hazardous material. We have met with representatives of IEPA in an attempt to informally resolve the matter and IEPA has proposed a fine of $115,000. We continue to negotiate with IEPA. Although we cannot predict the amount of any fines or penalties that may be ultimately imposed or agreed upon, we do not expect that the amount will be greater than the proposed $115,000.

In a separate matter, on or about March 22, 1999 we voluntarily notified IEPA that some of the equipment located at our Havana, Illinois and Decatur, Illinois foundries was being operated without the required air permits. Subsequently, both facilities were brought into compliance and the required permits were issued later in 1999. Although no Notice of Violation has been issued with respect to either case, it is possible that IEPA could pursue fines or penalties for this violation. While we cannot predict the amount of any potential fines or penalties, we believe that they would not be material to our business or financial condition.

In May 1999, we voluntarily notified the Ohio Environmental Protection Agency ("OEPA") of a breakdown in certain pollution control equipment at our Ironton, Ohio foundry. However, due to an oversight, our notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational. Even though no Notice of Violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we believe that they would not be material to our business or financial condition.

Intermet is also a party to a number of other legal proceedings in the ordinary course of its business. We do not believe that such other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity, taken as a whole.

See note 8 to the consolidated financial statements included in Intermet's 1999 annual report to shareholders, furnished to the commission as Exhibit 13 to this report, which is incorporated by reference into this filing, and the discussion under "Environmental Matters" in Item 1 above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Intermet during the fourth quarter of the fiscal year covered by this report.

                                     Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in note 13 to the consolidated financial statements of Intermet's 1999 annual report to shareholders, furnished to the SEC as Exhibit 13 to this report, is incorporated by reference into this filing.

Intermet's common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol "INMT" and had a closing price of $11.938 on March 1, 2000. Also on March 1, 2000, there were approximately 460 holders of record of Intermet's common stock.

During 1999, 1998 and of 1997, Intermet declared and paid dividends of $4.1 million, $4.1 million and $4.0 million, respectively ($0.04 per share per quarter). Under some of our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 1999, approximately $158.3 million of our retained earnings were restricted and unavailable for the payment of dividends under those agreements. In addition to the dividends, we paid $6.8 million for the acquisition of Intermet's stock pursuant to our stock buyback program.

Intermet did not sell unregistered securities within the past three years.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data included in Intermet's 1999 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report, in the section Financial Highlights under the headings "Statement of Operations Data," "Share Data" and "Balance Sheet Data," are incorporated by reference into this filing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from Intermet's 1999 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report. In addition, the following subsequent event occurred after we printed our 1999 annual report to shareholders, which may affect our "Liquidity and Capital Resources".

See the discussion regarding the New River Foundry explosion, which is included in Part I, Item 1. BUSINESS - Recent Developments.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information included under the "Quantitative and Qualitative Disclosures about Market Risks" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from Intermet's 1999 annual report to shareholders, which is furnished to the SEC as
Exhibit 13 to this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Intermet and the report of the independent auditors included in Intermet's 1999 annual report to shareholders, which are furnished to the SEC as Exhibit 13 to this report, are incorporated by reference into this filing. In addition, the following subsequent event occurred after we printed our 1999 annual report to shareholders:

Subsequent Event

See the discussion regarding the New River Foundry explosion, which is included in Part I, Item 1. BUSINESS - Recent Developments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Information about Nominees for Director" in Intermet's definitive proxy statement for its annual meeting of shareholders to be held April 13, 2000 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of Intermet is included in
Item 1 of this report.

Section 16(a) of the Securities Exchange Act of 1934 requires Intermet's directors, certain of its officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Due to an oversight at Intermet, directors Thomas H. Jeffs II, A. Wayne Hardy and Byron O. Pond, Jr. were each late in reporting on Form 5 phantom stock units that have been acquired under Intermet's Director's Deferred Compensation Plan. Mr. Jeffs has filed a late Form 5 with respect to units acquired in 1997, 1998 and 1999. Messrs. Hardy and Pond have each filed a late Form 5 with respect to units acquired in 1999.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the headings "Executive Compensation", "Compensation of Directors", "Employment Agreements and Change in Control Arrangements", "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Graph" in Intermet's definitive proxy statement for its annual meeting of shareholders to be held April 13, 2000 is incorporated by reference into this filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Voting Securities and Principal Holders" in Intermet's definitive proxy statement for its annual meeting of shareholders to be held April 13, 2000 is incorporated by reference into this filing.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" in the definitive proxy statement for its annual meeting of shareholders to be held April 13, 2000 is incorporated by reference into this filing.

                                     Part IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The following consolidated financial statements of Intermet and its subsidiaries contained in Intermet's 1999 annual report to shareholders are incorporated by reference in Item 8 of this report:

     - Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997
     -    Consolidated Balance Sheets at December 31, 1999 and 1998
     - Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
     - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
     -    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

     The following consolidated financial statement schedule for Intermet is included in Item 14(d) of this filing:

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

2.3 Stock Purchase and Sale Agreement Between Intermet Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999 (included as Exhibit 99.1 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.4 Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc. (included as Exhibit 99.2 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.5 Stock Purchase and Sale Agreement Between Intermet Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999 (included as
               Exhibit 99.3 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.6 Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc. (included as Exhibit 99.4 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

3.1 Amended and Restated Articles of Incorporation of Intermet (included as Exhibit 4.1 to Intermet's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

3.2            By-laws of Intermet, as amended through December 2, 1999.

3.3 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on December 2, 1999.

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

4.8 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische
               Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.9 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.10 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to Intermet's Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.11 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.12 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.13 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between Intermet and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.17 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.14 (a) $300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.14 (b) Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement.

4.15 (a) $100,000,000 364-Day Credit Agreement, dated November 5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.15 (b) Contents of Omitted Exhibits and Schedules to the $100,000,000 364-Day Credit Agreement.

4.16(a) $200,000,000 Term Loan Agreement, dated December 20, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.16(b) Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement.

4.17(a) Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).*

4.17(b) Master Indenture Trust, dated as of December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.17(c) Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust, dated December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.18(a) Shareholder Protection Rights Agreement, dated as of October 6, 1995 between Intermet and Trust Company Bank, as Rights Agent (included as Exhibit 4 to Intermet's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.18(b) Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between Intermet and Trust Company Bank, as Rights Agent (included as
               Exhibit 4 to Intermet's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.1(a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to Intermet's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

10.1(b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.1(c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.2 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to Intermet's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing).**

10.3           Intermet Corporation Deferred Compensation Plan effective
               December 1, 1999.

10.4 Form of employment agreement by and between Intermet and the executive officers of Intermet, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit
               10.21 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.5 Employment Agreement, dated October 26, 1995, by and between Intermet and John Doddridge (included as Exhibit 10.22 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.6 Employment Agreement, dated December 27, 1996, by and between Intermet and David L. Neilson (included as Exhibit 10.24 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.8 Intermet Salary Continuation Plan (included as Exhibit 10.18 to Intermet's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.9(a) Form of Intermet Corporation Director's Stock Option Agreement (included as Exhibit 10.4 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(b)       Intermet Corporation Director's Stock Option Plan (included as
               Exhibit 10.6 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(c) Intermet Corporation 1997 Director's Stock Option Plan (included as Exhibit A to Intermet's definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.11          1997 Directors' Deferred Compensation Plan (included as Exhibit
               10.25 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

13 Intermet's Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this report on Form 10-K, are filed herewith.

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


(b) Intermet filed a Form 8-K on December 30, 1999, File No. 0-13787, having an event date of December 20, 1999. Intermet filed a Form 8-K/A on March 6, 2000, File No. 0-13787, having an event date of December 20, 1999.

(c)  Intermet has filed as exhibits to this report those exhibits required by
     Item 601 of Regulation S-K.

(d) Intermet has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from Intermet's 1999 annual report to shareholders by Rule 14a-3(b).

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

                              Intermet Corporation
                                 (Consolidated)
                                   Schedule II

                        Valuation and Qualifying Accounts

                                                                              Additions
                                                                   ---------------------------------
                                                    Balance at      Charged to           Charged to                     Balance at
                                                   Beginning of      Costs and              Other                         End of
Description                                           Period         Expenses             Accounts           Deductions   Period
-----------                                        ------------     -----------          ----------          ----------  --------
                                                                               (in thousands of dollars)
Year ended December 31, 1999:
Allowance for returns and doubtful
accounts (a)                                          $5,133            $ 2,313 (b)     $      -              ($ 20) (c)    $ 7,426
Inventory reserve (j)                                  5,839              3,473                -                  -          9,312
Deferred tax asset valuation allowance                16,240             (4,518)(d)            -                  -          3,728
                                                                         (4,500)(e)            -                  -
                                                                              -           (3,494)(f)              -

Year ended December 31, 1998:
Allowance for returns and doubtful
accounts (a)                                          $4,118            $   970 (b)     $      -                $45 (c)    $ 5,133
Inventory reserve (j)                                  5,594                245                -                  -          5,839
Deferred tax asset valuation allowance                11,722                  -                -              4,518 (g)     16,240

Year ended December 31, 1997:
Allowance for returns and doubtful
accounts (a)                                          $3,895            $   300 (b)            -               ($77)(c)    $ 4,118
Inventory reserve (j)                                  3,529              2,065                -                  -          5,594
Deferred tax asset valuation allowance                14,819                  -                -             (1,246)(h)     11,722
                                                                              -                -             (1,851)(i)


(a) Reflected as reduction of trade accounts receivable on consolidated balance sheet
(b)  Net effect of amounts charged to expense less actual returns and write-offs
(c)  Effect of foreign currency translation
(d) Reversed valuation allowance for net operating loss carryforwards we were able to utilize due to a change in German tax law
(e) Reversed valuation allowance for foreign tax credits we were able to use after we recapitalized our international operations
(f)  Reduction for expired capital loss carryforwards we were not able to use
(g)  Net operating losses related to the acquisition of VEGU
(h) Reversed valuation allowance due to increased viability of anticipated future income
(i)  Decrease in valuation allowance due to reclassification of certain items
(j)  Reflected as reduction of inventory on the consolidated balance sheet

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

                              Intermet Corporation

                              By:   /s/ John Doddridge
                                    ------------------
                                    John Doddridge
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer

                              Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 28, 2000, by the following persons on behalf of Intermet in the capacities indicated.


Signature                       Capacity

/s/ John Doddridge              Chairman of the Board of Directors and
---------------------------     Chief Executive Officer
John Doddridge                  (Principal Executive Officer)


/s/ John P. Crecine             Director
---------------------------
John P. Crecine


/s/ Norman F. Ehlers            Director
---------------------------
Norman F. Ehlers


/s/ A. Wayne Hardy              Director
---------------------------
A. Wayne Hardy


/s/ John R. Horne               Director
---------------------------
John R. Horne


                                Director
---------------------------
Thomas H. Jeffs II


/s/ Harold C. McKenzie, Jr.     Director
---------------------------
Harold C. McKenzie, Jr.


/s/ Byron O. Pond, Jr.          Director
---------------------------
Byron O. Pond, Jr.

/s/ John H. Reed                Director
---------------------------
John H. Reed


                                Director
---------------------------
Pamela E. Rodgers


/s/ Ronald C. Ryninger Jr.      Controller (Principal Financial Officer and
---------------------------     Principal Accounting Officer)
Ronald C. Ryninger Jr.

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

2.3 Stock Purchase and Sale Agreement Between Intermet Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999 (included as Exhibit 99.1 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.4 Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc. (included as Exhibit 99.2 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.5 Stock Purchase and Sale Agreement Between Intermet Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999 (included as Exhibit 99.3 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.6 Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc. (included as Exhibit 99.4 to Intermet's Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).


3.1 Amended and Restated Articles of Incorporation of Intermet (included as Exhibit 4.1 to Intermet's Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

3.2       By-laws of Intermet, as amended through December 2, 1999.

3.3 Amendment to the by-laws of Intermet, adopted by resolution of the board of directors of Intermet on December 2, 1999.

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

4.6 Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

4.7 Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

4.8 Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.9 Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.10 Letter agreement referencing Third Amended and Restated Credit Agreement, dated January 28, 1999, by and among Intermet, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.13 to Intermet's Form 10-K for the year ended December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.11 Master Assignment and Acceptance Agreement dated December 9, 1996, by and among Intermet and various lenders named therein (included as Exhibit 4.15 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.12 Amended and Restated Note Agreement, dated as of March 21, 1996, by and between Intermet Corporation and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as
          Exhibit 4.20 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.13 First Amendment to Amended and Restated Note Agreement, dated as of January 31, 1997, by and between Intermet and The Prudential Insurance Company of America, relating to $25,000,000 principal amount of 8.05% Senior Notes due December 11, 2002 and related Promissory Note (included as Exhibit 4.17 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.14 (a) $300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.14 (b) Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement.

4.15 (a) $100,000,000 364-Day Credit Agreement, dated November 5, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.15 (b) Contents of Omitted Exhibits and Schedules to the $100,000,000 364-Day Credit Agreement.

4.16 (a) $200,000,000 Term Loan Agreement, dated December 20, 1999, by and among Intermet, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein.

4.16 (b) Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement.

4.17 (a) Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).*

4.17 (b) Master Indenture Trust, dated as of December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.17(c) Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust, dated December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.18 (a)  Shareholder Protection Rights Agreement, dated as of October 6,
          1995 between Intermet and Trust Company Bank, as Rights Agent (included as Exhibit 4 to Intermet's Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.18 (b) Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between Intermet and Trust Company Bank, as Rights Agent (included as Exhibit 4 to Intermet's Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.1 (a) Intermet Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to Intermet's registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (b) Amendment No. 1 to the Intermet Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (c) Amendment No. 2 to the Intermet Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.2 Intermet Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to Intermet's Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing).**

10.3      Intermet Corporation Deferred Compensation Plan effective December 1,
          1999.

10.4 Form of employment agreement by and between Intermet and the executive officers of Intermet, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit 10.21 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.5 Employment Agreement, dated October 26, 1995, by and between Intermet and John Doddridge (included as Exhibit 10.22 to Intermet's Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.6 Employment Agreement, dated December 27, 1996, by and between Intermet and David L. Neilson (included as Exhibit 10.24 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(a) Intermet Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(b) Amendment No. 1 to the Intermet Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to Intermet's Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.8 Intermet Salary Continuation Plan (included as Exhibit 10.18 to Intermet's Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.9(a) Form of Intermet Corporation Director's Stock Option Agreement (included as Exhibit 10.4 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(b)  Intermet Corporation Director's Stock Option Plan (included as Exhibit
          10.6 to Intermet's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(c) Intermet Corporation 1997 Director's Stock Option Plan (included as Exhibit A to Intermet's definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.11 1997 Directors' Deferred Compensation Plan (included as Exhibit 10.25 to Intermet's Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

13 Intermet's Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this report on Form 10-K, are filed herewith.

21        Subsidiaries of Intermet.

23        Consent of Independent Auditors.

27        Financial Data Schedule.