Form 10-Q
period 2000-03-31
INTERMET CORP
filed 2000-05-15
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 5, 2000 there were 25,383,824 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Income

	Three months ended
	March 31,	March 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$307,433	$245,227

Cost of sales	271,943	211,090

Gross profit	35,490	34,137

Operating expenses:

Selling	3,434	2,904

General and administrative	6,425	6,315

Other operating expenses	1,479	564

	11,338	9,783

Operating profit	24,152	24,354

Other income (expense):

Interest income	76	56

Interest expense	(10,382)	(3,261)

Other, net	3,455	(183)

	(6,851)	(3,388)

Income before income taxes	17,301	20,966

Provision for income taxes	7,805	8,833

Net income	$9,496	$12,133

Income per common share — Basic	$0.37	$0.47

Income per common share – Diluted	$0.37	$0.47

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Assets

Current assets:
Cash and cash equivalents	$6,011	$3,416

Accounts receivable:

Trade, less allowance for doubtful accounts of $7,279 in 2000 and $7,426 in 1999	167,648	154,742

Other	20,332	19,649

	187,980	174,391

Inventories	99,055	102,802

Other current assets	24,573	23,911

Total current assets	317,619	304,520

Property, plant and equipment, at cost	610,036	606,221

Less:

Foreign industrial development grants, net of amortization	3,259	3,533

Accumulated depreciation and amortization	241,263	232,957

Net property, plant and equipment	365,514	369,731

Intangibles, net of amortization	247,552	248,864

Other noncurrent assets	25,522	34,177

	$956,207	$957,292

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity Current liabilities:

Term loan	$15,000	—

Accounts payable	101,648	$114,105

Income taxes and other accrued liabilities	88,251	87,963

Long term debt due within one year	1,399	6,406

Total current liabilities	206,298	208,474

Noncurrent liabilities:

Long term debt due after one year	444,398	448,634

Other noncurrent liabilities	55,119	57,807

Total noncurrent liabilities	499,517	506,441

Shareholders’ equity:

Common stock	2,589	2,585

Capital in excess of par value	57,037	56,661

Retained earnings	191,913	183,432

Accumulated other comprehensive income	(920)	(234)

Unearned restricted stock	(227)	(67)

Total shareholders’ equity	250,392	242,377

	$956,207	$957,292

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,	March 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Operating activities:

Net income	$9,496	$12,133

Adjustments to reconcile net income to cash used in operating activities:

Depreciation	12,228	8,807

Amortization	2,018	905

Gain on sale of equity investment	(129)	—

Net (gain) loss on disposal of fixed assets	(4)	55

Changes in operating assets and liabilities excluding the effects of acquisitions and dispositions:

Accounts receivable	(20,323)	(21,730)

Inventories	4,147	443

Accounts payable and accrued taxes	(7,568)	(11,447)

Other assets and liabilities	(5,501)	1,567

Net cash used in operating activities	(5,636)	(9,267)

Investing activities:

Additions to property, plant and equipment	(8,961)	(9,743)

Proceeds from the sale of equity investment	10,309	—

Proceeds from sale of fixed assets	680	7

Other	(19)	(165)

Net cash provided by (used in) investing activities	2,009	(9,901)

Financing activities:

Net increase in revolving credit facility	6,500	18,000

Net reduction in debt	(701)	(723)

Net increase in notes payable	—	4,000

Acquisition of treasury stock	—	(2,055)

Dividends paid	(1,015)	(1,033)

Issuance of common stock	380	—

Net cash provided by financing activities	5,164	18,189

Effect of exchange rate changes on cash and cash equivalents	1,058	2,814

Net increase in cash and cash equivalents	2,595	1,835

Cash and cash equivalents at beginning of period	3,416	5,848

Cash and cash equivalents at end of period	$6,011	$7,683

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2000 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 1999.

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	March 31,	December 31,
	2000	1999

Finished goods	$20,357	$24,235

Work in process	23,222	19,054

Raw materials	14,121	15,313

Supplies and patterns	41,355	44,200

	$99,055	$102,802

3. Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	March 31,	December 31,
	2000	1999

Land	$5,532	$5,411

Buildings and improvements	110,514	110,777

Machinery and equipment	419,398	422,215

Construction in progress	74,592	67,818

	610,036	$606,221

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

4. Intangible Assets

Intangible assets of $247,552,000 and $248,864,000 (net of accumulated amortization of $12,593,000 and $10,867,000) at March 31, 2000 and December 31, 1999, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years. We periodically assess the recoverability of the cost of our intangibles based on a review of projected undiscounted cash flows of the related operating entities.

5. Debt

On March 3, 2000 we signed a seven month $15 million unsecured term loan agreement with The Bank of Nova Scotia. We used the proceeds to pay off the $15 million outstanding balance on a note due to Prudential. The new term loan agreement matures October 2, 2000.

Long term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2000	1999

INTERMET	$400,000	$408,500

Subsidiaries	45,797	46,540

Total long-term debt	445,797	455,040

Less amounts due within one year	1,399	6,406

Long-term debt due after one year	$444,398	$448,634

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

6. Comprehensive Income

We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

	Three months ended
	March 31,	March 31,
	2000	1999

	(in thousands of dollars)
Net income	$9,496	$12,133

Other comprehensive income (loss):

Foreign currency translation adjustment	(686)	(501)

Minimum pension liability adjustment	—	—

Total other comprehensive income (loss)	(686)	(501)

Total comprehensive income	$8,810	$11,632

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

7. Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The operating units that comprise other are all non-foundry operations, and none of them constitutes a reportable segment on its own. Previously, we had one segment, but with the acquisitions at the end of 1999 of two significant companies that fall in the light metals segment, we now have two segments. We have restated 1999 segment disclosure information to conform to the new segment disclosure structure. This information is displayed in the following table:

	Ferrous Metals	Light Metals	Other	Consolidated

	(in thousands of dollars)
Three-month period ended March 31, 2000

Net sales	$195,203	$90,734	$21,496	$307,433

Net income	5,294	3,351	851	9,496

Three-month period ended March 31, 1999

Net sales	$199,221	$25,388	$20,618	$245,227

Net income	10,642	825	666	12,133

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

8. Environmental and Legal Matters

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

9. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.

	Three months ended

	March 31,	March 31,
	2000	1999

	(in thousands, except per share data)
Numerator:

Net income	$9,496	$12,133

Denominator:

Denominator for basic earnings per
share – weighted average shares	25,355	25,828

Effect of dilutive securities:

Stock options	74	112

Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed exercise of
options	25,429	25,940

Basic earnings per share	$0.37	$0.47

Diluted earnings per share	$0.37	$0.47

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

10. Impairment of Assets and Shutdown

During the fourth quarter of 1999, our board of directors authorized the closure of our Ironton Iron, Inc. facility and we approved and announced our plan for the orderly shutdown of Ironton. Ironton recorded expenses associated with asset impairment and shutdown during the fourth quarter of 1999. Ironton ceased all operations on March 31, 2000 and terminated approximately 575 employees during the first quarter as a result of the shutdown. At March 31, 2000, 15 people were still employed by Ironton, mainly in accounting and administrative functions. We expect that these employees will be terminated sometime during 2000. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. These expenses were charged against cost of sales. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. On April 7, 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. We denied the grievance on May 8, 2000 and the union has 30 calendar days from that date to appeal. At that point, the grievance could be subject to arbitration under the collective bargaining agreement. If the grievance is arbitrated, we expect this will occur during 2000.

During the shutdown period of January 1, 2000 to March 31, 2000, Ironton had revenues of $5.2 million and a net loss of $4.3 million. Included in the net loss is the $1.0 million of severance paid to the hourly employees during the first quarter of 2000. During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the $7.8 million shutdown accrual. Approximately $0.3 million of that accrual was paid during the first quarter of 2000 and, as of March 31, 2000, that is the only portion of the shutdown accrual that has been paid. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. During the first quarter of 1999, Ironton had revenues of $15.6 million and a net loss of $2.1 million.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2000 (Unaudited)

11. Update on the New River Explosion

The March 5, 2000 explosion and fire that occurred at our New River Foundry is still being investigated by the Virginia Occupational Safety and Health Administration and state and local fire and law enforcement. In addition, we are still conducting our own investigation. There has not yet been any determination of the cause of the explosion. There has been no change to the damage estimate by local fire officials shortly after the blast. We are not able to make any precise damage estimate at this time, and will be unable to do so until all of the investigations are complete. Thus, we have not adjusted the basis of New River’s fixed assets. Once the investigations are complete, it is possible that fines, penalties, damages or other sanctions could be sought against us. We will take appropriate legal steps to defend INTERMET and take other appropriate action if any fines, penalties, damages or other sanctions are sought. We carry insurance for property, business interruption, general liability, employer’s liability and workers’ compensation. We have notified our insurance carriers under all of our applicable insurance policies and we have or will make claims under the policies as appropriate. We recorded a charge of $300,000 during the first quarter of 2000 for deductibles under our property and business interruption insurance policies. We recorded insurance recovery for acccident related lost revenues and expenses of New River through March 31, 2000. Based on the information currently available to us, we believe that we have adequate insurance coverage for the various losses and costs that have been identified to date. However, we cannot assure that all of our ultimate losses, costs and expenses resulting from the accident will be covered by insurance, and any amounts not covered by insurance could be material to our business or financial condition.

In April 2000, we agreed with the Virginia Department of Environmental Quality on the terms of a proposed new air permit, which also covers existing operations at our Radford Foundry located adjacent to the New River plant. This proposed permit calls for additional controls for air emissions at Radford and has provisions for improvements at Radford and New River that we had agreed to make before the explosion at New River. This proposed permit is subject to public comment at a hearing to be held on May 24, 2000. If the outcome of this process is favorable and the permit is issued, our current plan is to rebuild our New River Foundry at its current site.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which we operate
•	fluctuations in worldwide or regional automobile and light and heavy truck production
•	labor disputes involving us or our significant customers
•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems
•	foreign currency and exchange fluctuations
•	interest rate fluctuations
•	materials price fluctuations
•	ability to bring additional foundry capacity on line as scheduled
•	ability to secure all regulatory permits on a timely basis with respect to ongoing capital expenditures for additional foundry capacity
•	factors or presently unknown circumstances that may affect the charges related to the impairment of assets and shutdown of Ironton
•	ability to secure new permits for our New River facility and to rebuild that facility or obtain other replacement foundry capacity on a timely basis
•	factors affecting our ability or the ability of our key suppliers to resolve Year-2000 issues in a timely manner, and
•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

We do not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

Operating activities used net cash of $5.6 million during the three-month period ended March 31, 2000. Depreciation and amortization expense was $14.2 million. Accounts receivable increased $20.3 million from December 31, 1999 because sales during March 2000 were higher than sales during December 1999. This is due primarily to the traditional holiday shutdown in December. Accounts payable and accrued taxes decreased $3.4 million from the beginning of 2000 due to the timing of payments. Our investing activities for the first three months of 2000 provided cash of $2.0 million. We received $10.3 million in cash and receivables for the sale of General Products and we spent $9.0 million for the purchase of property, plant and equipment. Net cash provided by financing activities was $5.2 million for the first quarter of 2000. The borrowings under the bank revolver increased $6.5 million. We used this cash to finance operating activities. In addition, we paid $1.0 million in dividends during the first three months of 2000.

We have committed capital not yet spent of approximately $22.1 million as of March 31, 2000. Of this amount, approximately $2.9 million relates to the molding and finishing lines for the GM L18 intake manifold and approximately $1.7 million is to increase capacity at our Havana, Illinois, facility. We anticipate that the funds needed for the committed capital spending will come from operations.

On April 13, 2000, our board of directors approved a cash dividend of $0.04 per share (approximately $1.0 million in aggregate) payable on June 30, 2000 for the holders of record on June 1, 2000.

Material Changes in Results of Operations

Sales for the first quarter of 2000 were $307.4 million, an increase of $62.2 million from first quarter 1999 sales of $245.2 million. This increase relates primarily to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc. at the end of 1999. In addition, the two largest markets we supply, domestic and European light trucks, have had strong sales in 2000 and North American light-vehicle production was greater in the first quarter of 2000 versus that of 1999. However, the shutdown of Ironton during the first quarter partially offset these increased sales and negatively affected the results of our operations. Excluding the acquisitions and Ironton, first quarter 2000 sales were $6.6 million (2.9%) higher than first quarter 1999 sales. The explosion at New River also impacted our sales and partially offset the increase in the first quarter of 2000 versus the same period in 1999. New River and Ironton are both in the ferrous-metals segment. Excluding results for Ironton, sales for the ferrous-metals segment increased $6.4 million (3.5%) from the first quarter of 1999. Light-metals segment sales increased $65.3 million (257.4%) for the three months ended March 31, 2000 versus those for the three months ended March 31, 1999. This increase is due to our acquisitions at the end of 1999. Excluding these acquisitions, sales for the light-metals segment during the first quarter of 2000 would have been slightly lower than its sales during the first quarter of 1999. Other sales increased 4.3% for the first quarter of 2000 versus the same period in 1999.

Domestic sales during the quarter ended March 31, 2000 (excluding the acquisitions and Ironton in both years) were approximately $6.0 million (3.0%) greater than the first quarter of 1999. This increase is due primarily to the increase in North American light-vehicle production in the first quarter of 2000 versus that of 1999.

European sales during the three months ended March 31, 2000, in local currency, increased 15.8% from the same period in the prior year. This is due primarily to Europe’s shift from drum brakes to disc brakes for heavy-duty vehicles. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $3.6 million (10.7%) for the three-month period ended March 31, 2000 when compared using exchange rates for the same period in 1999.

Gross profit for the quarter ended March 31, 2000 was $35.5 million, an increase of $1.4 million from that of the same period in 1999. Gross profit as a percentage of sales for the three months ended March 31, 2000 and 1999 was 11.5% and 13.9%, respectively. Without the year-end acquisitions and Ironton, gross profit as a percentage of sales would have been 14.2% and 16.0% for the first quarters of 2000 and 1999, respectively. This decrease is partially due to the explosion at New River. In addition, we had an anticipated decrease in volume at one plant. We expect that this facility will have a greater increase in volume later this year with the launch of new products. Also, one of our plants has had a bottleneck problem in the melt area during the entire first quarter of 2000, which has affected its operating performance.

Operating expenses as a percentage of sales were 3.7% and 4.0% for the three months ended March 31, 2000 and 1999, respectively. This decrease is because operating expenses did not increase ratably with the sales generated by the year-end acquisitions.

The effective income tax rate was 45.1% and 42.1% for the first quarters ended March 31, 2000 and 1999, respectively. During the first quarter of 2000 we sold our 35% interest in General Products Delaware Corporation for a small book gain. However, the sale caused an increase in the effective tax rate due to the fact the General Products had a lower tax basis compared to book basis. The tax gain increased the effective tax rate to 45.1%. Excluding the gain and additional tax expense related to the sale, the tax rate would have been approximately 43.0% for the first quarter of 2000.

Year-2000 Readiness Disclosure

There has been no material change in our Year-2000 readiness compliance since December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk with regard to interest rate, foreign exchange and commodity pricing. We have analyzed the effect of these risks on the balance sheets, results of operations and cash flows and we consider the impact to be immaterial with respect to the commodity pricing risk.

There has been no material change in market risk with regard to interest rate and foreign exchange since December 31, 1999.

Part II – Other Information

Item 1. Legal Proceedings

We are engaged in various legal proceedings and other matters incidental to our normal business activities. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material effect on our consolidated financial position, results of operations or liquidity taken as a whole.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

4	$15,000,000 Term Loan Agreement dated March 2, 2000, by and among INTERMET Corporation and The Bank of Nova Scotia as lender and administrative agent. *

10.1	Employment Agreement between INTERMET Corporation and Michael J. Ryan, dated March 20, 2000.

10.2(a)	Operating Committee 2000 Profit Sharing Plan

10.2(b)	Memorandum to Operating Committee 2000 Profit Sharing Plan

27	Financial Data Schedule.

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. This instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

(b)	We filed a Form 8-K/A on March 6, 2000, File No. 0-13787, having an event date of December 20, 1999. This Form 8-K/A is the amendment to our Form 8-K, which we filed on December 30, 1999. The Forms 8-K and 8-K/A related to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc., which were reported under “Item 2. Acquisition or Disposition of Assets”.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By: /s/ Ronald C. Ryninger Jr. Ronald C. Ryninger Jr. Corporate Controller (Principal Accounting Officer)

Date: May 15, 2000

Exhibits Index

Exhibit
Number	Description of Exhibit

4	$15,000,000 Term Loan Agreement, dated March 2, 2000, by and among INTERMET Corporation and The Bank of Nova Scotia as lender and administrative agent. *

10.1	Employment Agreement between INTERMET Corporation and Michael J. Ryan, dated March 20, 2000.

10.2(a)	Operating Committee 2000 Profit Sharing Plan

10.2(b)	Memorandum to Operating Committee 2000 Profit Sharing Plan

27	Financial Data Schedule.

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. This instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.