Form 10-Q
period 2000-06-30
INTERMET CORP
filed 2000-08-04
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 1, 2000 there were 25,385,824 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Operations

	Three months ended		Six months ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

	(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$281,855	$245,698	$589,288	$490,925

Cost of sales	240,565	212,552	509,953	423,642

Gross profit	41,290	33,146	79,335	67,283

Operating expenses:

Selling	3,509	3,093	6,943	5,997

General and administrative	6,612	5,438	13,037	11,508

Other operating expenses	1,790	812	3,269	1,621

	11,911	9,343	23,249	19,126

Operating profit	29,379	23,803	56,086	48,157

Other income (expense):

Interest income	170	53	246	109

Interest expense	(10,441)	(3,341)	(20,823)	(6,602)

Other, net	1,039	295	1,939	112

	(9,232)	(2,993)	(18,638)	(6,381)

Income before income taxes	20,147	20,810	37,448	41,776

Provision for income taxes	8,277	4,184	16,082	13,017

Net income	$11,870	$16,626	$21,366	$28,759

Income per common share – basic and diluted	$0.47	$0.65	$0.84	$1.12

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Assets Current assets:

Cash and cash equivalents	$24,474	$3,416

Accounts receivable:

Trade, less allowance for doubtful accounts of $6,611 in 2000 and $7,426 in 1999	164,566	154,742

Other	22,457	19,649

	187,023	174,391

Inventories	90,309	102,802

Other current assets	27,200	23,911

Total current assets	329,006	304,520

Property, plant and equipment, at cost	622,308	606,221

Less:

Foreign industrial development grants, net of amortization	3,402	3,533

Accumulated depreciation and amortization	252,867	232,957

Net property, plant and equipment	366,039	369,731

Intangibles, net of amortization	245,863	248,864

Other noncurrent assets	28,774	34,177

	$969,682	$957,292

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity Current liabilities:

Term loan	$15,000	—

Accounts payable	91,594	$114,105

Income taxes and other accrued liabilities	87,549	87,963

Long term debt due within one year	1,399	6,406

Total current liabilities	195,542	208,474

Noncurrent liabilities:

Long term debt due after one year	458,061	448,634

Other noncurrent liabilities	54,693	57,807

Total noncurrent liabilities	512,754	506,441

Shareholders’ equity:

Common stock	2,589	2,585

Capital in excess of par value	57,037	56,661

Retained earnings	202,768	183,432

Accumulated other comprehensive income	(807)	(234)

Unearned restricted stock	(201)	(67)

Total shareholders’ equity	261,386	242,377

	$969,682	$957,292

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Six months ended

	June 30, 2000	June 30, 1999

	(Unaudited)
	(in thousands of dollars)
Operating activities:

Net income	$21,366	$28,759

Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	23,765	17,623

Amortization	4,050	1,902

Gain on sale of equity investment	(129)	—

Net (gain) loss on disposal of fixed assets	49	111

Changes in operating assets and liabilities:

Accounts receivable	(19,201)	(36,195)

Inventories	13,577	2,283

Accounts payable and accrued taxes	(23,124)	(18,004)

Deferred insurance proceeds	3,337	—

Other assets and liabilities	(10,973)	(5,229)

Net cash provided by (used in) operating activities	12,717	(8,750)

Investing activities:

Additions to property, plant and equipment	(20,868)	(27,143)

Proceeds from the sale of equity investment	10,309	—

Proceeds from sale of fixed assets	680	7

Other	(616)	(1,259)

Net cash used in investing activities	(10,495)	(28,395)

Financing activities:

Net increase in revolving credit facility	20,500	21,000

Payoff of senior note	(15,000)	—

Proceeds from term loan	15,000	—

Net reduction in other debt	(1,037)	(1,052)

Net increase in notes payable	—	19,000

Acquisition of treasury stock	—	(6,487)

Dividends paid	(2,030)	(2,048)

Issuance of common stock	380	26

Net cash provided by financing activities	17,813	30,439

Effect of exchange rate changes on cash and cash equivalents	1,023	4,357

Net increase (decrease) in cash and cash equivalents	21,058	(2,349)

Cash and cash equivalents at beginning of period	3,416	5,848

Cash and cash equivalents at end of period	$24,474	$3,499

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2000 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Third and fourth quarter sales are usually lower than the first- and second-quarter sales due to plant closings by automotive manufacturers for vacations and model changeovers. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 1999.

During the second quarter of 2000, amounts that were recorded in the first quarter for reimbursement under our business interruption policy (related to the New River explosion and fire) were reclassified from non-operating income to cost of goods sold (to offset the costs of lost sales). This reclassification is reflected in the statement of operations for the six-month period ended June 30, 2000. The statement of operations for the three months ended June 30, 2000 included in these financial statements excludes this reclassification so that they may accurately reflect the results of operations for the second quarter of 2000.

Some amounts previously reported in the financial statements for the period ended June 30, 1999 have been reclassifed to conform to the 2000 presentation.

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	2000	1999

Finished goods	$16,404	$24,235

Work in process	21,890	19,054

Raw materials	13,118	15,313

Supplies and patterns	38,897	44,200

	$90,309	$102,802

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

3. Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	June 30,	December 31,
	2000	1999

Land	$5,533	$5,411

Buildings and improvements	112,733	110,777

Machinery and equipment	426,140	422,215

Construction in progress	77,902	67,818

	$622,308	$606,221

4. Intangible Assets

Intangible assets of $245,863,000 and $248,864,000 (net of accumulated amortization of $14,282,000 and $10,867,000) at June 30, 2000 and December 31, 1999, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years.

5. Debt

On March 3, 2000 we signed a seven month $15 million unsecured term loan agreement with The Bank of Nova Scotia. We used the proceeds to pay off the $15 million outstanding balance on a note due to Prudential. The new term loan agreement matures October 2, 2000.

Long term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2000	1999

INTERMET	$414,000	$408,500

Subsidiaries	45,460	46,540

Total long-term debt	459,460	455,040

Less amounts due within one year	1,399	6,406

Long-term debt due after one year	$458,061	$448,634

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

6. Income Taxes

During the second quarter of 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany.

7. Comprehensive Income

We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

	Three months ended		Six months ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

	(in thousands of dollars)
Net income	$11,870	$16,626	$21,366	$28,759

Other comprehensive income (loss):

Foreign currency translation adjustment	113	(148)	(573)	(649)

Minimum pension liability adjustment	—	—	—	—

Total other comprehensive income (loss)	113	(148)	(573)	(649)

Total comprehensive income	$11,983	$16,478	$20,793	$28,110

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

8. Reporting for Business Segments

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

	Ferrous Metals	Light Metals	Other	Consolidated

	(in thousands of dollars)
Three-month period ended June 30, 2000

Net sales	$169,701	$88,541	$23,613	$281,855

Net income	7,936	2,803	1,131	11,870

Three-month period ended June 30, 1999

Net sales	$199,436	$24,102	$22,160	$245,698

Net income	15,080	458	1,088	16,626

Six-month period ended June 30, 2000

Net sales	$364,904	$179,275	$45,109	$589,288

Net income	13,500	6,154	1,712	21,366

Six-month period ended June 30, 1999

Net sales	$398,657	$49,490	$42,778	$490,925

Net income	25,722	1,283	1,754	28,759

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

9. Environmental and Legal Matters

INTERMET and its subsidiaries are a party to a number of environmental matters and legal proceedings in the ordinary course of business. We do not believe there are any pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

10. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.

	Three months ended		Six months ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

	(in thousands, except per share data)
Numerator:

Net income	$11,870	$16,626	$21,366	$28,759

Denominator:

Denominator for basic earnings per share – weighted average shares	25,364	25,411	25,359	25,616

Effect of dilutive securities:

Stock options	23	148	44	124

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise of options	25,387	25,559	25,403	25,740

Basic and diluted earnings per share	$0.47	$0.65	$0.84	$1.12

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

11. Impairment of Assets and Shutdown

During the fourth quarter of 1999, our board of directors authorized the closure of our Ironton Iron, Inc. facility and we approved and announced our plan for the orderly shutdown of Ironton. Ironton recorded expenses associated with asset impairment and shutdown during the fourth quarter of 1999. Ironton ceased all operations on March 31, 2000 and terminated employment of approximately 575 persons during the first quarter as a result of the shutdown. During the second quarter of 2000, Ironton terminated employment of approximately 10 people. At June 30, 2000, three people were still employed by Ironton in administrative functions. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. These expenses were charged against cost of sales. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. On April 7, 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. We denied the grievance on May 8, 2000 and the union filed an appeal of the denial in June. The grievance is subject to arbitration under the collective bargaining agreement. We expect the grievance will be arbitrated in the fourth quarter of 2000. We are unable to estimate how much, if any, may be awarded. Thus, we have not recorded any amounts for contingent liabilities with regard to the arbitration.

During the period of January 1, 2000 to June 30, 2000, Ironton had revenues of $6.1 million and a net loss of $4.3 million. Included in the net loss is the $1.0 million of severance paid to the hourly employees during the first quarter of 2000. During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the $7.8 million shutdown accrual. Approximately $0.6 million of that severance accrual and approximately $0.1 million of the remaining shutdown accrual items were paid during the six-month period ended June 30, 2000. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. During the first six months of 1999, Ironton had revenues of $30.8 million and a net loss of $7.6 million.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

12. Fire at Neunkirchen Foundry and Update on the New River Explosion

Neunkirchen Foundry

In the early morning of May 20, 2000, local time, INTERMET’s Neunkirchen Foundry, located in Germany, suffered a fire that caused extensive damage. There were no injuries. The plant was shut down for several days and production started again on a limited basis after two weeks. As of June 30, 2000 two out of four production lines were fully operational and by July 17 a third line was also back in production. We anticipate that the remaining line will be back in full operation by mid September.

Local fire and law enforcement officials are completing their investigations of the incident. The cause of the fire is believed to have been accidental. However, no official pronouncement has been made yet. We are not able to make any precise damage estimate at this time, and will be unable to do so until all of the investigations are complete. INTERMET carries insurance for property, business interruption and general liability. We have notified our insurance carriers under all of our applicable insurance policies and we have or will make claims under the policies as appropriate. Based on the information currently available to us, we believe that we have adequate insurance coverage for the losses that have been identified to date.

New River Foundry

The March 5, 2000 explosion and fire that occurred at our New River Foundry is still being investigated by the Virginia Department of Labor and Industry and local fire and law enforcement officials. In addition, we are still conducting our own investigation. There has not yet been any determination of the cause of the explosion, which is believed to have been accidental. We are not able to make any precise damage estimate at this time, and will be unable to do so until all of the investigations are complete. It is possible that fines, penalties, damages or other sanctions could be sought against us. In particular, the Virginia Department of Labor and Industry may issue citations and associated fines within six months of the date of the accident. We will take appropriate legal steps to defend INTERMET and take other appropriate action if any fines, penalties, damages or other sanctions are sought.

We have notified our insurance carriers under all of our applicable insurance policies and we have or will make claims under the policies as appropriate. Based on the information currently available to us, we believe that we have adequate insurance coverage for the various losses and costs that have been identified to date. However, we cannot assure that all of our costs and expenses resulting from the accident will be covered by insurance.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2000 (Unaudited)

12. Fire at Neunkirchen Foundry and New River Explosion (continued)

New River Foundry (continued)

In June 2000, the Virginia Department of Environmental Quality issued a new air permit for New River, which also covers existing operations at our Radford Foundry located adjacent to the New River plant. We started rebuilding our New River Foundry at its current site during the second quarter. We anticipate that we will have the first production line operating in September and the second line in December. When the second line becomes operational, we expect that New River will be at the approximate casting capacity it had before the fire.

Accounting for Insurance Proceeds

In the second quarter of 2000, we received advance insurance proceeds of approximately $28.6 million for Neunkirchen and New River, in the aggregate.

•	Through June 30, 2000, we recorded estimated insurance recovery of approximately $11.5 million against cost of goods sold for the cost of lost sales.

•	We booked lost profits of approximately $0.7 million in other non-operating income.

•	We recorded estimated insurance recovery for accident-related expenses of approximately $7.2 million.

•	We recorded approximately $5.9 million for replacement of property, plant and equipment.

•	At June 30, 2000, approximately $3.3 million remains as deferred revenue for Neunkirchen and New River.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which we operate

•	fluctuations in worldwide or regional automobile and light and heavy truck production

•	labor disputes involving us or our significant customers

•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems

•	foreign currency and exchange fluctuations

•	interest rate fluctuations

•	materials price fluctuations

•	ability to bring additional foundry capacity on line as scheduled

•	ability to secure all regulatory permits on a timely basis with respect to ongoing capital expenditures for additional foundry capacity

•	factors or presently unknown circumstances that may affect the charges related to the impairment of assets and shutdown of Ironton

•	ability to rebuild the New River and Neunkirchen foundries on a timely basis, and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

We do not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Material Changes in Financial Condition

Operating activities provided net cash of $12.7 million during the six-month period ended June 30, 2000. Depreciation and amortization expense was $27.8 million. Accounts receivable increased $19.2 million from December 31, 1999 because sales during June 2000 were higher than sales during December 1999. This is due primarily to the traditional holiday shutdown in December. Accounts payable and accrued taxes decreased $23.1 million from the beginning of 2000 due to the timing of payments. Our investing activities for the first six months of 2000 used cash of $10.5 million. We spent $20.9 million for the purchase of property, plant and equipment and we received $10.3 million in cash and receivables for the sale of our equity interest in General Products Delaware Corporation. Net cash provided by financing activities was $17.8 million for the first six months of 2000. Borrowings under our bank revolver increased $20.5 million. We used this cash to finance operating activities and purchase fixed assets. Because of the timing of cash received by our German facilities, we were not able to move the cash from overseas and pay down the debt before the end of the quarter. We paid $2.0 million in dividends during the first six months of 2000.

We have committed capital not yet spent of approximately $21.3 million as of June 30, 2000. Of this amount, approximately $2.1 million relates to the Ford I4/I5 valve cover program at Racine and approximately $7.6 million is to increase capacity to target brake component business at our Havana, Illinois, facility. We anticipate that the funds needed for the committed capital spending will come from operations.

On July 13, 2000, our board of directors approved a cash dividend of $0.04 per share (approximately $1.0 million in aggregate) payable on September 29, 2000 to the holders of record on September 1, 2000.

Material Changes in Results of Operations – Three months ended June 30, 2000

Total sales for the second quarter of 2000 were $281.9 million, an increase of $36.2 million (14.7%) from second quarter 1999 sales of $245.7 million. This increase relates primarily to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc. at the end of 1999. In addition, the two largest markets we supply, domestic and European light trucks, have had strong sales in 2000. North American light-vehicle production was greater in the second quarter of 2000 versus that of 1999. These increases were offset partially by the decrease in sales because of the shutdown of Ironton, the explosion at New River and, to a lesser degree, the fire at Neunkirchen. Including only those operations that were in place for the entire second quarters of 2000 and 1999, sales for the second quarter of 2000 increased $17.7 million (9.9%) from the second quarter of 1999. New River, Ironton and Neunkirchen are all in the ferrous-metals segment. Ferrous-metals segment sales were $169.7 million and $199.1 million for the second quarters of 2000 and 1999, respectively. Excluding sales of New River, Ironton and Neunkirchen, sales for the ferrous-metals segment increased $15.0 million (11.4%) from the second quarter of 1999. Light-metals segment sales increased $64.1 million (267.4%) for the three months ended June 30, 2000 versus those for the three months ended June 30, 1999. This increase is due to our acquisitions at the end of 1999. Excluding these acquisitions, sales for the light-metals segment during the second quarter of 2000 would have been slightly higher than its sales during the second quarter of 1999. Other sales increased 6.6% for the second quarter of 2000 versus the same period in 1999.

Domestic sales during the quarter ended June 30, 2000 were approximately $40.8 million (18.7%) greater than the second quarter of 1999. This increase is due primarily to acquisitions at the end of 1999, but is partially offset by the lost sales at New River and the closure of Ironton. For operations in place both years, sales increased approximately $22.3 million (14.7%) for the second quarter 2000 from the same period in 1999. This increase is due primarily to the increase in North American light-vehicle production in the second quarter of 2000 versus that of 1999 as well as the increase in capacity at one of our ferrous facilities. European sales during the three months ended June 30, 2000, in local currency, decreased 5.8% from the same period in the prior year. This is because of the fire at Neunkirchen in May 2000. Had the fire not occurred, we expect sales for the first six months of 2000 would have exceeded sales for the same period in 1999, in local currency. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $3.0 million (11.8%) for the three-month period ended June 30, 2000 when compared using exchange rates for the same period in 1999.

Gross profits for the quarter ended June 30, 2000 and 1999 were $41.3 million and $33.1 million, respectively. Gross profit as a percentage of sales for the three months ended June 30, 2000 and 1999 was 14.6% and 13.5%, respectively. Excluding the results of Ironton, New River, Neunkirchen and the year-end acquisitions, gross profit as a percentage of sales would have been 14.9% and 16.8% for the second quarters of 2000 and 1999, respectively. We had an anticipated decrease in volume at one plant. We expect that this facility will have an increase in volume, greater than the decrease, later this year with the launch of new products. Also, one of our plants has had a bottleneck problem in the melt area during the entire first half of 2000, which has affected its operating performance.

Operating expenses as a percentage of sales were 4.2% and 3.8% for the three months ended June 30, 2000 and 1999, respectively. This increase is due to the goodwill amortization related to the acquisitions at the end of 1999.

The effective income tax rate was 41.1% and 20.1% for the second quarters ended June 30, 2000 and 1999, respectively. During the second quarter of 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany. Without this tax benefit, the effective tax rate would have been 42.7% for the three months ended June 30, 1999. We continue to use tax planning to reduce the effective tax rates.

Material Changes in Results of Operations – Six months ended June 30, 2000

INTERMET’s total sales for the first six months of 2000 and 1999 were $589.3 million and $490.9 million, respectively. Again, the increase relates primarily to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc. at the end of 1999 and the increase in North American light-vehicle production. The shutdown of Ironton, the explosion at New River and, to a lesser degree, the fire at Neunkirchen negatively affected sales during the six-month period ended June 30, 2000. Excluding sales for these operating units and for the acquisitions, sales for the first half of 2000 and 1999 would have been $383.5 million and $355.6 million, respectively. Ferrous-metals segment sales were $33.2 million (8.5%) less in the six-month period ended June 30, 2000 compared to the same period in 1999. This is due entirely to the situations effecting Ironton, New River and Neunkirchen. Excluding results for these three facilities, sales for the ferrous-metals segment increased $25.2 million (9.6%) from the first half of 2000 over the same period in 1999. Light-metals segment sales increased $129.8 million (262.2%) due to our acquisitions at the end of 1999. Excluding these acquisitions, sales for the light-metals segment during the first six months of 2000 would have been slightly higher than its sales during the first six months of 1999. Other sales increased 5.4% for the six months ended June 30, 2000 versus the same period in 1999.

Domestic sales for the six-month periods ended June 30, 2000 and 1999 were $536.7 million and $434.2 million, respectively. The increase is due primarily to acquisitions at the end of 1999, but is slightly offset by the lost sales at New River and the closure of Ironton. Domestic sales for operations in place for both years were $401.2 million and $403.4 million, respectively. European sales during the six months ended June 30, 2000, in local currency, increased 5.0% from the same period in the prior year. This is due primarily to Europe’s shift from drum brakes to disc brakes for heavy-duty vehicles. The fire negatively impacted this increase. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $7.0 million (11.7%) for the first six months of 2000 when compared using exchange rates for the same period in 1999.

Gross profit for the six-month period ended June 30, 2000 was $12.1 million (17.9%) higher than the gross profit for the first six months of 1999. Gross profit as a percentage of sales for these same periods were 13.5% and 13.7%, respectively. Gross profit as a percentage of sales were 14.0% and 16.3%, respectively, for facilities operating in both years. The decrease relates to the same reasons given for the decrease in the quarter ended June 30, 2000.

Operating expenses as a percentage of sales were 3.9% for both six months ended June 30, 2000 and 1999.

The effective income tax rate for the first six months of 2000 and 1999 were 42.9% and 31.2%, respectively. During the first quarter of 2000 we sold our 35% interest in General Products Delaware Corporation for a small book gain. However, the sale caused an increase in the effective tax rate due to the fact the General Products had a lower tax basis compared to book basis. During the second quarter of 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany. Excluding these items, the tax rates would have been approximately 42.1 % and 42.4% for the six-month periods ended June 30, 2000 and 1999, respectively.

Year-2000 Readiness Disclosure

There has been no material change in our Year-2000 readiness since December 31, 1999.

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

Part II – Other Information

Item 1. Legal Proceedings

There have been no material changes in matters reported in the Form 10-K for the year ended December 31, 1999.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held on April 13, 1999. The following persons were nominated and elected to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified:

	Voted For	Withheld

John Doddridge	20,692,493	167,709

John P. Crecine	20,812,804	47,398

Norman Ehlers	20,815,804	44,398

John R. Horne	20,815,174	45,028

Thomas H. Jeffs II	20,815,374	44,828

Harold C. McKenzie, Jr.	20,815,274	44,928

Byron O. Pond	20,815,804	44,398

John H. Reed	20,815,404	44,798

Pamela E. Rodgers	20,729,699	130,503

The shareholders approved the INTERMET Corporation Executive Stock Option and Incentive Award Plan. Vote totals were as follows:

INTERMET
Corporation Executive
Stock Option and
Incentive Award Plan

Voting for	14,120,752

Voting against	3,230,460

Abstentions	120,311

Broker non-vote	3,388,679

In addition, the shareholders approved the appointment of Ernst & Young LLP as the INTERMET’s independent auditors for 2000. Vote totals were as follows:

Appointment
of Auditors

Voting for	20,800,365

Voting against	25,737

Abstentions	34,100

Broker non-vote	0

A total of 4,503,622 shares were not voted.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between INTERMET Corporation and Gary F. Ruff dated June 1, 1999.

10.2	Employment Agreement between INTERMET Corporation and David L. Neilson dated January 4, 2000.

27	Financial Data Schedule.

(b)	INTERMET filed no reports on Form 8-K for the quarter ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By: /s/ Ronald C. Ryninger, Jr. _________________________________________
Ronald C. Ryninger, Jr. Corporate Controller (Principal Accounting Officer)

Date: August 1, 2000

Exhibits Index

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between INTERMET Corporation and Gary F. Ruff, dated June 1, 1999.

10.2	Employment Agreement between INTERMET Corporation and David L. Neilson, dated January 4, 2000.

27	Financial Data Schedule.