Form 10-Q
period 2000-09-30
INTERMET CORP
filed 2000-11-14
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 2000 there were 25,393,824 shares of common stock, $0.10 par value, outstanding.

Financial Data Schedule

Part I — Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

	(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$239,585	$225,350	$828,873	$716,275

Cost of sales	211,416	201,361	721,369	625,003

Gross profit	28,169	23,989	107,504	91,272

Operating expenses:

Selling	3,083	3,047	10,026	9,044

General and administrative	5,926	5,702	18,932	17,253

Goodwill amortization	1,650	789	4,950	2,367

	10,659	9,538	33,908	28,664

Operating profit	17,510	14,451	73,596	62,608

Other income (expense):

Interest (net)	(9,276)	(3,576)	(29,853)	(10,069)

Other, net	5,950	312	7,889	424

	(3,326)	(3,264)	(21,964)	(9,645)

Income before income taxes	14,184	11,187	51,632	52,963

Provision for income taxes	6,162	3,745	22,244	16,762

Net income	$8,022	$7,442	$29,388	$36,201

Income per common share — basic	$0.32	$0.29	$1.16	$1.42

Income per common share — diluted	$0.32	$0.29	$1.16	$1.41

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Assets

Current assets:

Cash and cash equivalents	$7,538	$3,416

Accounts receivable:

Trade, less allowance for doubtful accounts of

$6,611 in 2000 and $7,426 in 1999	154,887	154,742

Other	20,393	19,649

	175,280	174,391

Inventories	94,776	102,802

Other current assets	28,226	23,911

Total current assets	305,820	304,520

Property, plant and equipment, at cost	616,612	606,221

Less:

Foreign industrial development grants, net of

amortization	3,166	3,533

Accumulated depreciation and amortization	237,901	232,957

Net property, plant and equipment	375,545	369,731

Intangibles, net of amortization	244,172	248,864

Other noncurrent assets	28,211	34,177

	$953,748	$957,292

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity

Current liabilities:

Term loan	$15,000	—

Accounts payable	87,947	$114,105

Income taxes and other accrued liabilities	88,325	87,963

Long term debt due within one year	201,486	6,406

Total current liabilities	392,758	208,474

Noncurrent liabilities:

Long term debt due after one year	243,814	448,634

Other noncurrent liabilities	49,805	57,807

Total noncurrent liabilities	293,619	506,441

Shareholders’ equity:

Common stock	2,589	2,585

Capital in excess of par value	57,037	56,661

Retained earnings	209,774	183,432

Accumulated other comprehensive income	(1,853)	(234)

Unearned restricted stock	(176)	(67)

Total shareholders’ equity	267,371	242,377

	$953,748	$957,292

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,	September 30,
	2000	1999

	(Unaudited)
	(in thousands of dollars)
Operating activities:

Net income	$29,388	$36,201

Adjustments to reconcile net income to cash provided by (used

in) operating activities:

Depreciation	35,025	26,631

Amortization	6,014	2,898

Gain on sale of equity investment	(129)	—

Net (gain) loss on disposal of fixed assets	(5,787)	189

Changes in operating assets and liabilities:

Accounts receivable	(9,474)	(37,229)

Inventories	8,506	(2,978)

Accounts payable and accrued taxes	(24,356)	(18,193)

Other assets and liabilities	(7,851)	(10,300)

Net cash provided by (used in) operating activities	31,336	(2,781)

Investing activities:

Additions to property, plant and equipment	(50,993)	(50,666)

Investment in Portcast joint venture		(4,500)

Proceeds from the sale of equity investment	10,309	—

Proceeds from sale/replacement of fixed assets	14,352

Other		(1,607)

Net cash used in investing activities	(26,332)	(56,773)

Financing activities:

Net increase in revolving credit facility	6,500	50,000

Payoff of senior note	(15,000)	—

Proceeds from term loan	15,000	—

Net reduction in other debt	(1,140)	(1,262)

Net increase in notes payable	—	16,000

Acquisition of treasury stock	—	(6,669)

Dividends paid	(3,046)	(3,062)

Issuance of common stock	380	113

Net cash provided by financing activities	2,694	55,120

Effect of exchange rate changes on cash and cash equivalents	(3,576)	3,029

Net increase (decrease) in cash and cash equivalents	4,122	(1,405)

Cash and cash equivalents at beginning of period	3,416	5,848

Cash and cash equivalents at end of period	$7,538	$4,443

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2000 (Unuadited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Third and fourth quarter sales are usually lower than the first- and second-quarter sales due to plant closings by automotive manufacturers for vacations and model changeovers. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 1999.

Some amounts previously reported in the financial statements for the period ended September 30, 1999 have been reclassified to conform to the 2000 presentation.

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	2000	1999

Finished goods	$18,877	$24,235

Work in process	24,513	19,054

Raw materials	12,319	15,313

Supplies and patterns	39,067	44,200

	$94,776	$102,802

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

3. Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	December 31,
	2000	1999

Land	$5,527	$5,411

Buildings and improvements	117,469	110,777

Machinery and equipment	400,016	422,215

Construction in progress	93,600	67,818

	$616,612	$606,221

4. Intangible Assets

Intangible assets of $244,172,000 and $248,864,000 (net of accumulated amortization of $15,973,000 and $10,867,000) at September 30, 2000 and December 31, 1999, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years.

5. Debt

On March 3, 2000 we signed a seven month $15 million unsecured term loan agreement with The Bank of Nova Scotia. We used the proceeds to pay off the $15 million outstanding balance on a note due to Prudential. The new term loan agreement matured on October 2, 2000 and has been rolled over with a new maturity date of June 29, 2001. Additionally, the term loan related to the purchase of Ganton and Diemakers, which was issued for $200 million, is due on June 20, 2001. Accordingly, the debt has been included with current liabilities. We intend to refinance this debt prior to its expiration.

Long term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	2000	1999

INTERMET	$400,000	$408,500

Subsidiaries	45,300	46,540

Total long term debt	445,300	455,040

Less amounts due within one year	201,486	6,406

Long term debt due after one year	$243,814	$448,634

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

		(in thousands of dollars)
Net income	$8,022	$7,442	$29,388	$36,201

Other comprehensive income (loss):

Foreign currency translation

adjustment	(1,046)	131	(1,619)	(520)

Total other comprehensive income

(loss)	(1,046)	131	(1,619)	(520)

Total comprehensive income	$6,976	$7,573	$27,769	$35,681

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

8. Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The operating units that comprise other are all non-foundry operations, and none of them constitutes a reportable segment on its own. Previously, we had one segment, but with the acquisitions at the end of 1999 of two significant companies that fall in the light metals segment, we now have two segments. We have restated 1999 quarterly segment disclosure information to conform to the new segment disclosure structure. This information is displayed in the following table:

	Ferrous–Metals	Light–Metals	Other	Consolidated

	(in thousands of dollars)
Three-month period ended September 30, 2000

Net sales	$139,195	$78,958	$21,432	$239,585

Net income	6,551	692	779	8,022

Three-month period ended September 30, 1999

Net sales	$179,686	$24,086	$21,578	$225,350

Net income	5,863	609	970	7,442

Nine-month period ended September 30, 2000

Net sales	$504,099	$258,233	$66,541	$828,873

Net income	20,051	6,846	2,491	29,388

Nine-month period ended September 30, 1999

Net sales	$578,343	$73,576	$64,356	$716,275

Net income	31,585	1,892	2,724	36,201

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

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

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

	(in thousands, except per share data)
Numerator:

Net income	$8,022	$7,442	$29,388	$36,201

Denominator:

Denominator for basic
earnings per share —
weighted average shares	25,364	25,360	25,361	25,529

Effect of dilutive securities:

Stock options	67	70	66	105

Denominator for diluted
earnings per share —
adjusted weighted average
shares and assumed

exercise of options	25,431	25,430	25,427	25,634

Fully diluted earnings per

share	$0.32	$0.29	$1.16	$1.42

Basic earnings per share	$0.32	$0.29	$1.16	$1.41

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

11. Impairment of Assets and Shutdown

During the fourth quarter of 1999, our board of directors authorized the closure of our Ironton Iron, Inc. facility and we approved and announced our plan for the orderly shutdown of Ironton. Ironton recorded expenses associated with asset impairment and shutdown during the fourth quarter of 1999. Ironton ceased all operations on March 31, 2000 and terminated employment of approximately 575 persons during the first quarter as a result of the shutdown. At September 30, 2000, the Ironton location had no employees. Pursuant to a closing agreement negotiated with the United Steelworkers of America and its Local 3664, all of the hourly employees were paid severance of approximately $1.0 million, in the aggregate, during the first quarter of 2000. These expenses were charged against cost of sales. Ironton agreed to make another $1.0 million severance payment to hourly employees after production ended, which was contingent on predetermined production performance as set forth in the closing agreement. However, the predetermined and agreed upon production performance was not achieved. Thus, no severance was paid to hourly employees beyond that which was paid during the first quarter. On April 7, 2000, the union filed a grievance seeking payment of the remaining $1.0 million severance payment. We denied the grievance on May 8, 2000 and the union filed an appeal of the denial in June. The grievance is subject to arbitration under the collective bargaining agreement. We expect the grievance will be arbitrated in the first quarter of 2001. We are unable to estimate how much, if any, may be awarded. Thus, we have not recorded any amounts for contingent liabilities with regard to the arbitration.

During the period of January 1, 2000 to September 30, 2000, Ironton had revenues of $6.1 million and a net loss of $4.3 million. Included in the net loss is the $1.0 million of severance paid to the hourly employees during the first quarter of 2000. During the fourth quarter of 1999, Ironton accrued approximately $1.3 million for severance for salaried employees, as part of the $7.8 million shutdown accrual. Approximately $0.9 million of that severance accrual and approximately $0.7 million of the remaining shutdown accrual items were paid during the nine-month period ended September 30, 2000. During the first quarter of 2000, Ironton accrued an additional $0.5 million for asset impairment and nothing additional for the shutdown. During the first nine months of 1999, Ironton had revenues of $44.8 million and a net loss of $12.3 million.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

12. Update on the Fire at Neunkirchen Foundry and the New River Explosion

Neunkirchen Foundry

On May 20, 2000, INTERMETÎs Neunkirchen Foundry, Germany, suffered a fire that caused extensive damage. There were no injuries. The plant was shut down for several days and production started again on a limited basis after two weeks. As of September 1, 2000 all four casting lines are fully operational. Certain ancillary equipment including finishing and core making operations are expected to be in full operation by the end of the year.

Local fire and law enforcement officials completed their investigation of the incident. The cause of the fire was deemed accidental. INTERMET carries insurance for property, business interruption and general liability. We have notified our insurance carriers under all of our applicable insurance policies and we have or will make claims under the policies as appropriate. Based on the information currently available to us, we believe that we have adequate insurance coverage for the losses that have been identified to date.

New River Foundry

Although we continue to investigate the March 5, 2000 explosion and fire that occurred at our New River Foundry, we believe that the cause was accidental due to an accumulation and ignition of flammable gas in an unused basement. On September 5, 2000 the Virginia Department of Labor and Industry issued citations of alleged violations for applicable health and safety requirements and assessed fines in the total amount of $0.8 million. We are contesting the citations and proposed fines. Other agencies, including local law enforcement officials, are continuing their investigations.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

12. Update on the Fire at Neunkirchen Foundry and the New River Explosion (continued)

New River Foundry (continued)

We started rebuilding our New River Foundry at its current site during the second quarter. The first production line began operating in September and the second line is expected to be operational in December. When the second line becomes operational, we expect that New River will be at the approximate casting capacity it had before the fire.

Accounting for Insurance Proceeds

For the nine months ended September 30, 2000, we received advance insurance proceeds of approximately $62.4 million for Neunkirchen and New River, in the aggregate.

•	For the nine months ended September 30, 2000, we recorded estimated insurance recovery of approximately $21.7 million against cost of goods sold for the cost of lost sales.

•	We incurred estimated insurance recovery for accident-related expenses of approximately $10.4 million.

•	We incurred an estimated $29.7 million for replacement of property, plant and equipment.

•	At September 30, 2000, approximately $0.6 million remains as deferred revenue for Neunkirchen and New River.

Additionally, we recorded a gain on replacement assets of approximately $5.7 million in other non-operating income.

13. Subsequent Event

On October 16, 2000, the Company sold its interest in Iowa Mold Tooling Co, Inc. (IMT) to an unrelated entity. The sale of IMT is not considered material to the financial statements taken as a whole.

14. Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments. The statement is effective for Companies on January 1, 2001. At this time we are evaluating the impact of this statement on our financial statements.

Forward Looking Statement

The following Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. In addition, readers are cautioned that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	general economic conditions in the markets in which we operate

•	fluctuations in worldwide or regional automobile and light and heavy truck production

•	labor disputes involving us or our significant customers

•	changes in practices and/or policies of our significant customers toward outsourcing automotive components and systems

•	foreign currency and exchange fluctuations

•	interest rate fluctuations

•	materials price fluctuations

•	ability to secure all regulatory permits on a timely basis with respect to ongoing capital expenditures for additional foundry capacity

•	factors or presently unknown circumstances that may affect the charges related to the impairment of assets and shutdown of Ironton

•	ability to complete the rebuild of the New River and Neunkirchen foundries on a timely basis and that the capacity utilized will be less than the pre-accident levels within the timeframes considered and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

We do not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

During the first nine months of 2000 operating activities provided $31.3 million in cash compared to using $2.8 million for the same period last year. Depreciation and amortization expense was $41.0 million for the period. As compared to December 31, 1999, accounts receivable increased $9.5 million while inventory decreased $8.5 million. These fluctuations are a result of higher sales in September of 2000 than December of 1999, which is related to the traditional holiday shutdowns during the fourth quarter operating cycle. Accounts payable and accrued taxes decreased $24.4 million from the beginning of 2000 due primarily to the timing of payments. Investing activities for the first nine months of 2000 used cash of $26.3 million. During the period we recorded $51.0 million for the purchase of property, plant and equipment, of which $12.4 represents expenditures related to insurance proceeds resulting from the fire at Neunkirchen and the explosion at New River. Also in investing activities, we received $10.3 million in cash and receivables for the sale of our equity interest in General Products Delaware Corporation. Net cash provided by financing activities was $2.7 million for the first nine months of 2000. Borrowings under our bank revolver increased $6.5 million. We used this cash to finance operating activities and purchase fixed assets. Additionally, we paid $3.0 million in dividends during the first nine months of 2000. We have committed capital not yet spent of approximately $28.5 million as of

September 30, 2000. Of this amount, approximately $13.5 million is expected to be financed through future insurance proceeds from the fire at Neunkirchen and the explosion at New River. We anticipate that the balance of the funds needed for the committed capital spending will come from operations.

On October 12, 2000, the Board of Directors approved a $.04 per share dividend to all shareholders of record as of December 1, 2000 to be paid on December 29, 2000.

Material Changes in Results of Operations — Three months ended September 30, 2000

Total sales for the third quarter of 2000 were $239.6 million, an increase of $14.2 million (6.3%) from third quarter 1999 sales of $225.4 million. This increase relates primarily to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc. in December of 1999. In addition, in the two largest markets where we supply, domestic and European light trucks, we have had strong sales in 2000. North American light-vehicle production was greater in the third quarter of 2000 versus that of 1999. These increases were offset by the decrease in sales due to the shutdown of Ironton, the explosion at New River and the fire at Neunkirchen. Including only those operations that were in place for the entire third quarters of 2000 and 1999, sales for the third quarter of 2000 increased $5.7 million (3.5%) from the third quarter of 1999. New River, Ironton and Neunkirchen are all in the ferrous-metals segment. Ferrous-metals segment sales were $139.2 million and $179.7 million for the third quarters of 2000 and 1999, respectively. Excluding sales of New River, Ironton and Neunkirchen, sales for the ferrous-metals segment increased $2.4 million (2.0%) from the third quarter of 1999. Light-metals segment sales increased $54.9 million (227.8%) for the three months ended September 30, 2000 versus those for the three months ended September 30, 1999. This increase is due to our acquisitions at the end of 1999. Excluding these acquisitions, sales in the light-metals segment for the period increased $3.5 million (14.4%). Other sales decreased slightly as compared to the same period last year.

Domestic sales during the quarter ended September 30, 2000 were approximately $18.4 million (9.2%) greater than the third quarter of 1999. This increase is due primarily to acquisitions at the end of 1999, but is offset by the lost sales at New River and the closure of Ironton. For operations in place both periods sales increased 3.1% or $5.0 million. European sales during the three months ended September 30, 2000, in local currency, decreased 3.8% from the same period in the prior year. This is due to the fire at Neunkirchen in May 2000. Had the fire not occurred, we believe sales for the first nine months of 2000 would have exceeded sales for the same period in 1999, in local currency. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $3.3 million (13.8%) for the three-month period ended September 30, 2000 when compared using exchange rates for the same period in 1999.

Gross profits for the quarter ended September 30, 2000 and 1999 were $28.2 million and $24.0 million, respectively. Gross profit as a percentage of sales for the three months ended September 30, 2000 and 1999 was 11.8% and 10.6%, respectively. Excluding the results of Ironton, New River, Neunkirchen and the year-end acquisitions, gross profit as a percentage of sales would have been 12.0% and 13.3% for the third quarters of 2000 and 1999, respectively. The resulting decreased gross profit percentage is a result of the added demand shifted to our other plants stemming from the explosion at New River and, to a lesser extent, the fire at Neunkirchen.

Operating expenses as a percentage of sales were 4.4% and 4.2% for the three months ended September 30, 2000 and 1999, respectively.

The effective income tax rate was 43.4% and 33.5% for the third quarter ended September 30, 2000 and 1999, respectively. During 1999, the Company implemented various tax planning initiatives. Also during 1999, we received a one time tax benefit related to a change in German tax law.

Material Changes in Results of Operations — Nine months ended September 30, 2000

INTERMET’s total sales for the first nine months of 2000 and 1999 were $828.9 million and $716.3 million, respectively. Again, the increase relates primarily to our acquisitions of Ganton Technologies, Inc. and Diversified Diemakers, Inc. at the end of 1999 and the increase in North American light-vehicle production. This was offset by the shutdown of Ironton, the explosion at New River and, to a lesser degree, the fire at Neunkirchen. Excluding sales for acquired operating units, New River, Ironton and Neunkirchen, total sales increased as of September 30, 2000 year to date by $33.7 million (6.5%) over September 30,1999. Ferrous-metals segment sales  for the nine months ended September 30, 2000 and 1999 were $504.1 million and $578.3, respectively. The decrease is as a result of the explosion at New River, the fire at Neunkirchen and the closing of the Ironton plant, all of which are in the ferrous segment. Sales of the ferrous segment with operations in place during the nine months ended September 30, 2000 and 1999 were $409.0 million and $381.5 million, respectively, representing a year over year increase of $27.5 million (7.2%) from operations in place for both periods. Light-metals segment sales  increased $184.7 million (251.0%) due to our acquisitions at the end of 1999. Excluding these acquisitions, sales for the light-metals segment during the first nine months of 2000 increased 5.3% over 1999. Other sales increased slightly over 1999 for the nine months ended September 30, 2000.

Domestic sales for the nine-month periods ended September 30, 2000 and 1999 were $755.8 million and $634.9 million, respectively. The increase is due primarily to acquisitions at the end of 1999, but is offset by the lost sales at New River and the closure of Ironton. Domestic sales for operations in place for both years were $546.1 million and $513.7 million, respectively. European sales during the nine months ended September 30, 2000, in local currency, decreased 10.2% from the same period in the prior year. This is due primarily to the fire at Neunkirchen. Sales for the period were expected to be up from prior year had the incident not occurred. The effect of changes in the exchange rates on European sales was an unfavorable $10.2 million (12.2%) for the first nine months of 2000 when compared using exchange rates for the same period in 1999.

Gross profit for the nine-month period ended September 30, 2000 was $16.2 million (17.8%) higher than the gross profit for the first nine months of 1999. Gross profit as a percentage of sales for these same periods were 13.0% and 12.7%, respectively.

Operating expenses as a percentage of sales were 4.1% and 4.0% for both nine months ended September 30, 2000 and 1999, respectively.

The effective income tax rates for the first nine months of 2000 and 1999 were 43.1% and 31.6%, respectively. During 1999, we were able to use a one-time tax benefit of $4.5 million related to a change of tax law in Germany and implemented various tax initiatives. Excluding these items, the tax rates would have been approximately 41.9 % and 40.5% for the nine-month periods ended September 30, 2000 and 1999, respectively.

Impact of Insurance Proceeds in 2000

As discussed above, two accidents resulted in insurance reimbursement to the Company during the nine months ended September 30, 2000. Accordingly, the Company has received insurance proceeds for the replacement of property, plant and equipment and for income attributable to lost sales due to temporary production line shutdowns. Due to the replacement of depreciated fixed assets with new assets, the Company has recorded a gain in accordance with generally accepted accounting principles relating to involuntary conversion of assets. The unaudited gain has been included on the statements of operations for the year and quarter ended September 30, 2000. Net income for the three months ended September 30, 2000 was $8.0 million, which included a $3.2 million gain (net of tax), related to insurance proceeds. Thus the income from operations was $4.8 million down from $7.4 million as of September 30, 1999. The decrease is largely related to the incidents at the plant locations and the burden the Company has absorbed as a result of the transferring of work in order to continually meet customer demand. Additionally, prior year net income also includes tax benefits which were greater in 1999 than in 2000.

For the nine months ended September 30, 2000, net income was $29.4 million. The gain on the involuntary conversion of assets resulting from the explosion and the fire resulted in a year to date gain of $3.2 million (net of tax) as of September 30, 2000. Accordingly, the income resulting from operations in place during both periods was $26.2 million for the nine months ended September 30, 2000 as compared to $36.2 million in 1999. The reasons for this decrease are the same as noted for the quarter.

Subsequent Event

On October 12, 2000 the Company sold its interest in Iowa Mold Tooling Co., Inc. (IMT), to an affiliate of American Capital Strategies, Ltd. IMT was acquired by INTERMET in December of 1996 as a part of the acquisition of Sudbury, Inc. IMT is a designer and manufacturer of specialized cranes, tire service vehicles, and lubrication and field service vehicles. Though IMT’s performance has been strong, it falls outside the Company’s core casting business. The sale has been closed but is subject to certain post closing adjustments based on activity between month end September 30, 2000 and October 12, 2000, the closing date of the transaction.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments. At this time we have not yet completed its evaluation of the statement but believes it will not have a material impact on the financial statements.

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

Part II — Other Information

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

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Ronald C. Ryninger, Jr.
Ronald C. Ryninger, Jr.
Corporate Controller
(Principal Accounting Officer)

Date:	November 14, 2000

Exhibits Index

Exhibit
Number	Description of Exhibit

27	Financial Data Schedule.