Form 10-K
period 2000-12-31
INTERMET CORP
filed 2001-03-23
CIK 745287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 0-13787

INTERMET CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58-1563873

(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683

(Address of principal executive offices)	(Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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
Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2001 was $80,572,920 based on $3.335 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant’s voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Registrant as defined by the Securities and Exchange Commission.

At February 26, 2001 there were 25,393,824 shares of common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the registrant’s definitive proxy statement for the 2000 annual meeting of shareholders to be held April 19, 2001 are incorporated by reference into Part III.

Part I

Item 1. Business

General

INTERMET is one of the largest independent producers of ductile iron, aluminum, magnesium and zinc castings in the world. In addition, we provide machining and tooling related to our casting business along with a range of other products and services to the automotive and industrial markets. We specialize in the design and manufacture of highly engineered, cast metal automotive components for the global light truck, passenger car and heavy-duty vehicle markets. These products are used in vehicle powertrain, chassis, electronic components, brakes and other safety and structural parts.

INTERMET’s focus is to supply cast products to a broad array of automotive and industrial customers. These products require advanced technology and engineering. Original equipment manufacturers (“OEMs”) and Tier 1 and Tier 2 suppliers increasingly rely on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria. In addition, OEMs, Tier 1 and Tier 2 suppliers look to their suppliers to solve problems arising in the design and manufacturing processes. We believe that we are well positioned to benefit from these trends by providing a broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

Our ferrous-metals products include ductile iron and gray iron castings and their related machining operations. These castings include crankshafts, camshafts, steering knuckles, wheel spindles, differential cases, brake calipers and suspension control arms. Our light-metals products include lost foam aluminum castings and aluminum, magnesium and zinc die-castings and their related machining operations. These castings include engine covers, fluid containing covers, brackets, instrument panel frames, connector housings, airbag controller enclosures and windshield wiper motor enclosures. We provide cast products used by more than 20 automotive OEMs and their leading suppliers throughout the world, including DaimlerChrysler, Ford, Delphi, Visteon, General Motors, TRW, PBR Automotive, Dana, BMW, Honda, Toyota, SMW and ZF.

During 2000, our ferrous-metals segment had a total average casting capacity available of 538,000 tons, on a straight-time basis. Our capacity during 2000 was substantially constrained due to the accidents at our New River and Neunkirchen foundries, along with the closing of the Ironton facility. A discussion of these incidents is included in Management’s Discussion and Analysis and in the notes to the consolidated financial statements which are incorporated herein by reference. As a result of the rebuild of our New River foundry and the repairs completed at our Neunkirchen foundry, our straight time capacity at the end of 2000 was 609,000 tons. This represents a 12% decrease from 1999 levels, excluding the effect of the New River and Neunkirchen accidents, mainly due to the closing of Ironton.

Our light-metals segment had a total average straight time casting capacity available of 70,000 tons during 2000, which is approximately equal to our ending capacity at December 31, 2000 and 1999.

Based on production, INTERMET’s casting facilities operated at an average annual capacity of 106% in 2000, 101% in 1999 and 94% in 1998.

We believe that the market for ferrous and light metals segment’s castings is highly fragmented, with approximately 3,000 suppliers in the United States alone. We believe that our leadership in core markets positions us to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs’ strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence.

Our castings are used primarily in light trucks and passenger cars, as well as in heavy trucks. Our castings also have municipal, marine and construction applications. We specialize in safety-related parts, critical to vehicle control, which meet our customers’ exacting metallurgical, dimensional and quality control standards. Examples of products manufactured for the automotive, light truck and heavy truck industries include brake and suspension parts, steering components, differential cases, camshafts, crankshafts, fluid containing covers, instrument panel frames and electronic enclosures.

We also manufacture precision-machined components for the automotive and industrial markets.

Insurance Update

The discussion of the accidents at our New River and Neunkirchen foundries are included in the Management’s Discussion and Analysis and in note 15 to the consolidated financial statements which are incorporated herein by reference.

Ironton Shutdown Update

In December 1999, we announced plans to permanently close our Ironton foundry. Ironton was included in the ferrous-metals segment. We expect demolition to be complete during the second quarter of 2001. See additional discussion in the Management’s Discussion and Analysis and in note 4 to the consolidated financial statements which are incorporated herein by reference.

Financial Information about Segments

The information contained in note 2 to the consolidated financial statements included in our annual report to shareholders, furnished as Exhibit 13 to this report, is incorporated by reference into this filing.

Products, Markets and Sales

We focus on value-added cast products, which we supply mainly to the automotive market. In 2000, 1999 and 1998 approximately 84.2%, 86.4%, and 85.7% of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories, including:

•	Engine components such as camshafts, crankshafts, bedplates and aluminum intake manifolds

•	Transmission components such as differential cases, pump bodies and gear blanks

•	Chassis components such as steering knuckles, control arms, steering gear housings, brake housings and supports, spindle carriers and damper forks

•	Axle components such as differential cases and carriers, bearing caps, hubs, drums, spring seats and driveline yokes

INTERMET also manufactures a variety of products for the industrial and appliance markets. In 2000, 1999 and 1998 approximately 15.8%, 13.6% and 14.3% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales by market for 2000 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:

Ferrous-metals segment	59.4%	1.7%	61.1%

Light-metals segment	23.9%	8.2%	32.1%

Other	.9%	5.9%	6.8%

Total	84.2%	15.8%	100.0%

Reportable segment sales by market for 1999 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:

Ferrous-metals segment	78.7%	2.2%	80.9%

Light-metals segment	6.6%	4.0%	10.6%

Other	1.1%	7.4%	8.5%

Total	86.4%	13.6%	100.0%

Reportable segment sales by market for 1998 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:

Ferrous-metals segment	81.2%	2.6%	83.8%

Light-metals segment	1.4%	2.1%	3.5%

Other	3.1%	9.6%	12.7%

Total	85.7%	14.3%	100.0%

INTERMET has a long-standing quality assurance program. All of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. In addition, many of our facilities have received quality awards from their customers during 2000, including:

•	Toyota Quality Performance for Excellence

•	DaimlerChrysler Gold Award

We primarily market our products through our own sales and customer service staff. We use independent sales representatives in Europe and, to a limited degree, in the United States. INTERMET’s principal sales office is in Michigan. We produce primarily to customer order and do not maintain any significant inventory of finished goods not on order.

This sales staff acts as a liaison between our customers and our production personnel. Through the product engineering group, we offer assistance at the design stage of major casting programs. We employ quality assurance representatives and engineers who work with our customers’ manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for us. In addition to working with our customers’ purchasing personnel, our product engineers frequently work closely with design engineers and other technical staff.

INTERMET supplies cast products to over 20 automotive OEMs, directly or through Tier 1 and Tier 2 suppliers. Our cast products are included on more than 200 vehicle models. Net sales to customers exceeding 10% of consolidated net sales, and other major customers, were as follows (as a percentage of consolidated net sales):

	2000	1999	1998

Customer:

DaimlerChrysler	18%	17%	20%

Ford	11%	16%	18%

Delphi	8%	7%	4%

Visteon	7%	—	—

General Motors	6%	2%	2%

TRW	4%	5%	6%

For 1999, Ford sales include sales to Ford Motor Company (8%) and Visteon Automotive Systems (8%). For 1998, Ford sales include sales to Ford Motor Company (10%) and Visteon Automotive Systems (8%). These sales are generated by the ferrous-metals and the light-metals segments. The loss of any of these customers or a substantial reduction in their purchases would have a material adverse effect on us. Our six largest customers accounted for approximately 54%, 47% and 50% of consolidated net sales during 2000, 1999 and 1998, respectively.

Net sales by market were as follows (as a percentage of consolidated net sales):

	Percentage of Net Sales

	2000	1999	1998

North American passenger Cars and trucks	75%	72%	70%

North American industrial	11%	14%	14%

European light and heavy duty vehicles	10%	12%	15%

Other	4%	2%	1%

Sales of ferrous-metals castings were 594,000, 651,000 and 576,000 tons in 2000, 1999 and 1998, respectively. The decrease in tons sold in 2000 compared to 1999 is mainly the result of the accidents at New River and Neunkirchen foundries and the close of the Ironton facility at the end of 1999. Note that the result of these capacities being off-line for a portion of 2000 resulted in the ferrous segment running at 112% of straight time capacity.

Sales of light-metals castings were 51,000, 15,000 and 5,680 tons in 2000, 1999 and 1998 , respectively. The increase in tons sold in 2000 over 1999 and 1998 is principally attributable to the acquisition of Ganton and Diemakers in December of 1999.

The balance of the castings sales in 2000 was compacted graphite, malleable magnesium and zinc.

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

Our advanced capabilities include finite element analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer aided design techniques, to assist our customers in the initial stages of product design and prototype creation. These techniques greatly enhance our design and flexibility. In addition, we can substantially reduce the time required to produce sample castings, depending on the complexity of the products. INTERMET’s goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that reduce weight, use alternative materials or incorporate more efficient manufacturing processes. INTERMET’s product and manufacturing process development work includes the development of new products and processes that can broaden our overall product offerings and capabilities. We believe that our advanced design and engineering capabilities serve as a significant competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Our ferrous-metals segment produces ductile iron and gray iron castings. Ductile iron has greater strength and ductility than gray iron. Ductile iron’s use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The ferrous-metals cast production process involves melting steel scrap and pig iron in a cupola or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

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

Raw Materials

Steel scrap is the primary raw material INTERMET uses to manufacture ferrous-metals castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. We have no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap.

In producing light-metals castings, the primary raw material we use is secondary aluminum ingot. The cost of aluminum ingot is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising secondary aluminum prices, these adjustments will lag the current market price for secondary aluminum.

We have contractual arrangements with some of our suppliers, which expire at various times through 2003, for the purchase of various materials, other than steel scrap or secondary aluminum ingot, used in or during the manufacturing process. These contracts and our overall level of purchases provide some protection against price increases. Other than as noted above, we do not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloys and other materials.

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

Backlog

Most of INTERMET’s business involves supplying all or a stated portion of the customer’s annual requirements against blanket purchase orders. Customers typically issue firm releases and shipping schedules on a monthly basis. The lead-time and cost of commencing production of a particular casting tend to inhibit transfers of production from one foundry to another. Our backlog at any given time generally consists only of the orders that have been released for shipment.

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

Research and Development

INTERMET conducts process and product development programs for both its ferrous-metals and light-metals segment products, principally at a separate research and development foundry in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering, which enhances the strength and toughness of iron. In addition, we are currently working to develop new materials, improve product manufacturing processes and improve characterization of material properties. We directly expensed $1.5 million, $1.0 million and $1.0 million in 2000, 1999 and 1998, respectively, for research and development.

Employees

At February 26, 2001 we employed approximately 7,270 persons, including approximately 6,301 in North America. Of the persons employed in North America, approximately 5,168 were hourly manufacturing personnel and the remainder were clerical, sales and management personnel. We employed approximately 969 persons in Europe, approximately 818 of whom were hourly manufacturing personnel. We had approximately 51 employees in Mexico, all but sixteen of whom were hourly manufacturing personnel.

Foreign and Domestic Operations and Export Sales

Revenues and identifiable assets for INTERMET’s foreign and domestic operations for 2000, 1999 and 1998 were as follows (in thousands of dollars):

	2000	1999	1998

Sales to unaffiliated customers in:

North America	$929,300	$836,300	$714,400

Europe	106,400	115,800	121,500

Other International	3,100	4,700	5,700

Identifiable assets in:

North America	$841,000	$888,700	$517,500

Europe	77,800	68,600	66,500

Executive Officers of the Registrant

Executive officers are elected by the board of directors annually at its meeting, which immediately follows the annual meeting of shareholders. An executive officer holds office until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

The executive officers of INTERMET as of March 1, 2001, along with their ages and principal positions with INTERMET, are as follows:

Name (Age)	Principal Position(s)

John Doddridge (60)	Chairman of the Board and Chief Executive Officer

E. R. “Skip” Autry (46)	Vice President – Finance

Todd A. Heavin (39)	Group Vice President

Alan J. Miller (52)	Vice President, General Counsel and Secretary

Michael J. Ryan (51)	Executive Vice President – Operations

Gary F. Ruff (49)	Executive Vice President – Technical Services

Laurence Vine-Chatterton (51)	President – INTERMET Europe

Thomas E. Woehlke (51)	Group Vice President

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

Mr. Autry joined INTERMET in May of 2000 as the Vice President – Finance. Prior to joining INTERMET, Mr. Autry spent five years with Key Plastics most recently as the Vice President, Operations. Mr. Autry joined Key Plastics as the Chief Financial Officer. Mr. Autry, a Certified Public Accountant, spent ten years with the former Chrysler Corporation before leaving for Key Plastics.

Mr. Heavin joined INTERMET as a Group Vice President in June of 2000. Prior to coming to INTERMET, Mr. Heavin was a Manufacturing Manager for Delphi Automotive Systems’ Energy and Chassis Division.

Mr. Miller joined INTERMET in July 1998 as Corporate General Counsel and was named Vice President and General Counsel in August 1999 and Secretary in 2000. He served as Vice President, General Counsel and Secretary at Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998.

Mr. Ryan joined INTERMET in March of 2000 as the Executive Vice President – Operations. Prior to joining INTERMET, he was Vice President of Chassis Systems, North America for TRW. Mr. Ryan also served as the Vice President of North American Braking Systems for Lucas Varity and Vice President of Interior Operations for United Technologies Automotive prior to joining TRW. From 1981 through 1991, Mr. Ryan was with TRW Automotive during which he obtained the title General Manager of Automotive Products Remanufacturing. He started his career with Ford, advancing to Inspection Superintendent of North American Manufacturing prior to joining TRW Automotive.

Mr. Ruff became Vice President – Technical Services of INTERMET in June 1999. During 2000, Mr. Ruff was promoted to Executive Vice President – Technical Services. Prior to joining INTERMET, he served in a variety of positions at CMI International and its successor company, Hayes Lemmerz International, Inc., both automotive parts suppliers. He served as president of North American Aluminum Wheels – Hayes Lemmerz

International and as corporate vice president of Hayes Lemmerz International, Inc. from February 1999 to May 1999. He was the chief technical officer, executive vice president and director of CMI International, Inc. from February 1994 until Hayes-Lemmerz purchased CMI in January 1999.

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

Mr. Woehlke was promoted to Group Vice President in June of 2000. Mr. Woehlke previously served as the General Manager of INTERMET’s Havana foundry. Prior to joining INTERMET, Mr. Woehlke spent ten years as the President of the Lawran Foundry Co. of Wisconsin Inc.

Mr. David L. Neilson who served as INTERMET’s Executive Vice President – Sales and Marketing, retired effective February 28, 2001.

Item 2. Properties

At December 31, 2000, INTERMET owned, operated or had an ownership interest in the following:

•	seven operational ductile iron foundries

•	two ductile and gray iron foundries

•	one lost foam aluminum foundry

•	two aluminum and zinc die-cast foundries

•	two aluminum die-cast foundries

•	two magnesium die-cast foundries

•	two precision-engineered, close tolerance aluminum die-cast foundries

•	three machining and assembly facilities

•	one precision machining facility

•	one research foundry

•	one technical center

The following provides information about INTERMET’s manufacturing locations and the types of products produced at each location:

Name	Location	Type of Products

Ferrous-Metals Segment:
INTERMET Archer Creek Foundry	Lynchburg, Virginia	Ductile iron castings

INTERMET Columbus Foundry	Columbus, Georgia	Ductile iron castings

INTERMET Columbus Machining	Midland, Georgia	Machined and assembled components

INTERMET Decatur Foundry	Decatur, Illinois	Ductile iron castings

INTERMET Havana Foundry	Havana, Illinois	Ductile iron castings

INTERMET Hibbing Foundry	Hibbing, Minnesota	Ductile iron castings

INTERMET Neunkirchen Foundry	Neunkirchen, Germany	Ductile iron castings

INTERMET New River Foundry	Radford, Virginia	Ductile iron castings

INTERMET Radford Foundry	Radford, Virginia	Ductile and gray iron castings

INTERMET Ueckerm#nde Foundry	Ueckerm#nde, Germany	Ductile and gray iron castings

Light-Metals Segment:

INTERMET Alexander City Foundry	Alexander City, Alabama	Lost foam aluminum castings

INTERMET Hannibal Plant	Hannibal, Missouri	Magnesium die-castings

INTERMET Jackson Plant	Jackson, Tennessee	Precision engineered, close tolerance aluminum die-castings

INTERMET Minneapolis	Minneapolis, Minnesota	Precision engineered, close tolerance aluminum die-castings

INTERMET Monroe City Plant	Monroe City, Missouri	Aluminum and zinc die-castings

INTERMET Palmyra Plant	Palmyra, Missouri	Magnesium die-castings

INTERMET Pulaski Plant	Pulaksi, Tennessee	Aluminum die-castings

INTERMET Racine Machining	Racine, Wisconsin	Machined and assembled components

INTERMET Racine Plant	Racine, Wisconsin	Aluminum die-castings

INTERMET Reynosa Machining	Reynosa, Mexico	Machined and assembled components

INTERMET Stevensville Plant	Stevensville, Michigan	Aluminum and zinc die-castings

Other:

Frisby P.M.C	Elk Grove Village, Illinois	Precision machined components

All of INTERMET’s manufacturing locations are owned, except for Frisby P.M.C., which is leased, and the Jackson Plant, which is leased pursuant to a financing arrangement utilizing industrial revenue bonds.

INTERMET continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions. In December 1999, INTERMET announced plans to permanently close its Ironton foundry. The foundry should be completely razed by the end of the second quarter of 2001. For further discussion of Ironton see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 4 to the consolidated financial statements, which are incorporated by reference from INTERMET’s 2000 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report.

INTERMET owns a research foundry and leases a technical center, both located in Lynchburg, Virginia. The technical center provides advanced design and engineering services to our customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We also have a 50% equity interest in PortCast-Fundicao Nodular, S.A., an iron castings company in Porto, Portugal.

For information on secured debt, see note 6 to the consolidated financial statements included in INTERMET’s 2000 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report, and is incorporated by reference into this filing.

Item 3.  Legal Proceedings

Our foundry in Decatur, Illinois received a notice of violation dated June 11, 1998 issued by the Illinois Environmental Protection Agency (“IEPA”) in connection with an alleged improper disposal of a hazardous material. We have met with representatives of IEPA in an attempt to informally resolve the matter and IEPA has proposed a fine of $115,000. We continue to negotiate with IEPA. Although we cannot predict the amount of any fines or penalties that may be ultimately imposed or agreed upon, we do not believe that they would be material to our business or financial condition.

On or about March 22, 1999 we voluntarily notified IEPA that some of the equipment located at our Havana, Illinois and Decatur, Illinois foundries was being operated without the required air permits. Subsequently, both facilities were brought into compliance and the required permits were issued later in 1999. Although no notice of violation has been issued with respect to either case, it is possible that IEPA could pursue fines or penalties for this violation. While we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

In May 1999, we voluntarily notified the Ohio Environmental Protection Agency (“OEPA”) of a breakdown in certain pollution control equipment at our Ironton, Ohio foundry. However, due to an oversight, our notification was not considered timely under the applicable rules and regulations. The equipment was subsequently repaired and became operational until the Ironton facility was closed in March 2000. Although no notice of violation has been issued by OEPA with respect to this matter, it is possible that OEPA may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

In late December, 2000 and early January 2001 our Radford Foundry disposed of certain material composed primarily of dust collected from the cupola melter in a non-hazardous landfill in Radford, Virginia. Subsequent testing of samples of the material revealed that some portion might have exceeded limits for hazardous waste. We immediately notified the landfill and the Virginia Department of Environmental Quality (“VDEQ”). Steps were taken to isolate the material in the landfill, and we are discussing with the landfill and VDEQ the removal of the material and its disposal in an appropriate landfill. Although no notice of violation has been issued by VDEQ with respect to this matter, it is possible that VDEQ may pursue fines or penalties for this violation. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

Intermet is also a party to a number of other legal proceedings in the ordinary course of its business. We do not believe that such other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity, taken as a whole.

See note 8 to the consolidated financial statements included in Intermet’s 2000 annual report to shareholders, furnished to the commission as Exhibit 13 to this report, which is incorporated by reference into this filing.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of INTERMET during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information contained in note 13 to the consolidated financial statements of INTERMET’s 2000 annual report to shareholders, furnished to the SEC as Exhibit 13 to this report, is incorporated by reference into this filing.

INTERMET’s common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol “INMT” and had a closing price of $3.4062 on February 26, 2001. Also on February 26, 2001, there were approximately 460 holders of record of INTERMET’s common stock.

During 2000, 1999 and 1998 , INTERMET declared and paid dividends of approximately $4.1 million each year, ($0.04 per share per quarter). Under some of our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 2000, approximately $37.8 million of our retained earnings are available for the payment of dividends under those agreements.

INTERMET did not sell unregistered securities within the past three years.

Item 6. Selected Financial Data

Selected financial data included in INTERMET’s 2000 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report, in the section Financial Highlights under the headings “Statement of Operations Data,” “Share Data” and “Balance Sheet Data,” are incorporated by reference into this filing.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from INTERMET’s 2000 annual report to shareholders, which is furnished to the SEC as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The information included under the “Quantitative and Qualitative Disclosures about Market Risks” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from INTERMET’s 2000 annual report to shareholders which is furnished to the SEC as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of INTERMET and the report of the independent auditors included in INTERMET’s 2000 annual report to shareholders, which are furnished to the SEC as Exhibit 13 to this report, are incorporated by reference into this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the headings “Information about Nominees for Director” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 19, 2001 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of INTERMET is included in Item 1 of this report.

Item 11. Executive Compensation

The information contained under the headings “Executive Compensation”, “Compensation of Directors”, “Employment Agreements and Change in Control Arrangements”, “Compensation Committee Report on Executive Compensation” and “Shareholder Return Performance Graph” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 19, 2001 is incorporated by reference into this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Voting Securities and Principal Holders” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 19, 2001 is incorporated by reference into this filing.

Item 13. Certain Relationships and Related Transactions

The information contained under the heading “Certain Transactions” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 19, 2001 is incorporated by reference into this filing.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements of INTERMET and its subsidiaries contained in INTERMET’s 2000 annual report to shareholders are incorporated by reference in Item 8 of this report:

•	Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

•	Consolidated Balance Sheets at December 31, 2000 and 1999

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule for INTERMET is included in Item 14(d) of this filing:

•	Schedule II —Valuation and Qualifying Accounts

3. Exhibits

The following exhibits are filed with this report pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among INTERMET, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996 (included as Exhibit 4 to INTERMET’s Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.2	Asset Purchase Agreement Between INTERMET Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998 (included as Exhibit 2.1 to INTERMET’s Form 8-K, having an event date of December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.3	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999 (included as Exhibit 99.1 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.4	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc. (included as Exhibit 99.2 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.5	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999 (included as Exhibit 99.3 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.6	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc. (included as Exhibit 99.4 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

3.1	Amended and Restated Articles of Incorporation of INTERMET (included as Exhibit 4.1 to INTERMET’s Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

3.2	By-laws of INTERMET, as amended through February 23, 2001.

3.3	Amendment to the by-laws of INTERMET, adopted by resolution of the board of directors of INTERMET on February 23, 2001.

4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*

4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia.*

4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee.*

4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively.*

4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia.*

4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.14 (a)	$300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as an Exhibit 4.14 to INTERMET’s Form 10-K, having an event date of March 31, 2000, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.14 (b)	Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement.

4.16 (a)	$200,000,000 Term Loan Agreement, dated December 20, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as an Exhibit 4.16 to INTERMET’s Form 10-K, having an event date of March 31, 2000, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.16 (b)	Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement.

4.17 (a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).*

4.17 (b)	Master Indenture Trust, dated as of December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.17 (c)	Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust, dated December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.18 (a)	Shareholder Protection Rights Agreement, dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET’s Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.18 (b)	Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET’s Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.1 (a)	INTERMET Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to INTERMET’s registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (b)	Amendment No. 1 to the INTERMET Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (c)	Amendment No. 2 to the INTERMET Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to INTERMET’s Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing).**

10.2(a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001.

10.2(b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000. (included as Exhibit 4 to INTERMET’s Form S-8, File No. 33-41208, previously filed with the Commission and incorporated by reference into this filing).**

10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999.

10.4	Form of employment agreement by and between INTERMET and the executive officers of INTERMET, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit 10.21 to INTERMET’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.5	Employment Agreement, dated October 26, 1995, by and between INTERMET and John Doddridge (included as Exhibit 10.22 to INTERMET’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.6	Employment Agreement, dated December 27, 1996, by and between INTERMET and David L. Neilson (included as Exhibit 10.24 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to INTERMET’s Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(b)	Amendment No. 1 to the INTERMET Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to INTERMET’s Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.8	INTERMET Salary Continuation Plan (included as Exhibit 10.18 to INTERMET’s Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.9(a)	Form of INTERMET Corporation Director’s Stock Option Agreement (included as Exhibit 10.4 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(b)	INTERMET Corporation Director’s Stock Option Plan (included as Exhibit 10.6 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(c)	INTERMET Corporation 1997 Director’s Stock Option Plan (included as Exhibit A to INTERMET’s definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.11	1997 Directors’ Deferred Compensation Plan (included as Exhibit 10.25 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

13	INTERMET’s Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this report on Form 10-K, are filed herewith.

21	Subsidiaries of INTERMET.

23	Consent of Independent Auditors.

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. This instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	INTERMET filed a Form 8-K on December 30, 1999, File No. 0-13787, having an event date of December 20, 1999. INTERMET filed a Form 8-K/A on March 6, 2000, File No. 0-13787, having an event date of December 20, 1999.

(c)	INTERMET has filed as exhibits to this report those exhibits required by Item 601 of Regulation S-K.

(d)	INTERMET has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from INTERMET’s 2000 annual report to shareholders by Rule 14a-3(b).

• Schedule II —Valuation and Qualifying Accounts

The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

INTERMET Corporation
(Consolidated)
Schedule II

Valuation and Qualifying Accounts

			Additions

	Balance at	Charged to	Charged to					Balance at
	Beginning of	Costs and	Other					End of
Description	Period	Expenses	Accounts			Deductions		Period

		(in thousands of dollars)
Year ended December 31, 2000:

Allowance for returns and doubtful accounts (a)	$7,426	$2,025	(b)	$—		$—		$9,451

Inventory reserve (h)	9,312	(2,457)		—				6,855

Deferred tax asset valuation allowance	3,728			(1,975	)(i)	—		50

				(1,703	)(j)	—

Year ended December 31, 1999:

Allowance for returns and doubtful accounts (a)	$5,133	$2,313	(b)	$—		$(20	)(c)	$7,426

Inventory reserve (h)	5,839	3,473		—		—		9,312

Deferred tax asset valuation allowance	16,240	(4,518	)(d)	—		—		3,728

		(4,500	)(e)	—		—

		—		(3,494	)(f)	—

Year ended December 31, 1998:

Allowance for returns and doubtful accounts (a)	$4,118	$970	(b)	$—		$45	(c)	$5,133

Inventory reserve (h)	5,594	245		—		—		5,839

Deferred tax asset valuation allowance	11,722	—		—		4,518	(g)	16,240

(a)	Reflected as reduction of trade accounts receivable on consolidated balance sheet

(b)	Net effect of amounts charged to expense less actual returns and write-offs

(c)	Effect of foreign currency translation

(d)	Reversed valuation allowance for net operating loss carryforwards we were able to utilize due to a change in German tax law

(e)	Reversed valuation allowance for foreign tax credits we were able to use after we recapitalized our international operations

(f)	Reduction for expired capital loss carryforwards we were not able to use

(g)	Net operating losses related to the acquisition of VEGU

(h)	Reflected as reduction of inventory on the consolidated balance sheet

(i)	Reversed valuation allowance, and related deferred tax asset, for net operating loss carryforwards of the Ironton facility. The facility was closed down and these losses will never be utilized

(j)	Reversed valuation allowance for foreign tax credit carryforwards which expired

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation

By:	/s/ John Doddridge

John Doddridge

Chairman of the Board of Directors and Chief Executive Officer
Date:	March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 28, 2000, by the following persons on behalf of INTERMET in the capacities indicated.

Signature	Capacity

/s/ John Doddridge	Chairman of the Board of Directors and Chief Executive Officer

John Doddridge	(Principal Executive Officer)

/s/ John P. Crecine	Director

John P. Crecine

/s/ Norman F. Ehlers	Director

Norman F. Ehlers

/s/ A. Wayne Hardy	Director

A. Wayne Hardy

/s/ John R. Horne	Director

John R. Horne

/s/ Thomas H. Jeffs II	Director

Thomas H. Jeffs II

/s/ Harold C. McKenzie, Jr.	Director

Harold C. McKenzie, Jr.

/s/ Byron O. Pond, Jr.	Director

Byron O. Pond, Jr.

/s/ John H. Reed	Director

John H. Reed

/s/ Pamela E. Rodgers	Director

Pamela E. Rodgers

/s/ E. R. Autry	Vice President – Finance (Principal Financial Officer)

E. R. “Skip” Autry

/s/ Ronald C. Ryninger Jr.	Controller (Principal Accounting Officer)

Ronald C. Ryninger Jr.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among INTERMET, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996 (included as Exhibit 4 to INTERMET’s Form 8-K dated November 18, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.2	Asset Purchase Agreement Between INTERMET Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998 (included as Exhibit 2.1 to INTERMET’s Form 8-K, having an event date of December 31, 1998, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.3	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999 (included as Exhibit 99.1 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.4	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc. (included as Exhibit 99.2 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.5	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999 (included as Exhibit 99.3 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

2.6	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc. (included as Exhibit 99.4 to INTERMET’s Form 8-K, having an event date of December 20, 1999, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

3.1	Amended and Restated Articles of Incorporation of INTERMET (included as Exhibit 4.1 to INTERMET’s Form S-3 Registration Statement, filed June 3, 1992, File No. 33-48304, previously filed with the Commission and incorporated by reference into this filing).

3.2	By-laws of INTERMET, as amended through February 23, 2001.

3.3	Amendment to the by-laws of INTERMET, adopted by resolution of the board of directors of INTERMET on February 23, 2001.

4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*

4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia.*
4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee.*

4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively.*

4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia.*

4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*

4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*

4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*

4.9	Third Amended and Restated Credit Agreement, dated November 14, 1996, by and among INTERMET, SunTrust Bank, Atlanta (formerly known as Trust Company Bank) as lender and agent and the various lenders named therein (included as Exhibit 4.14 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.14 (a)	$300,000,000 Five-Year Credit Agreement, dated November 5, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as an Exhibit 4.14 to INTERMET’s Form 10-K, having an event date of March 31, 2000, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.14 (b)	Contents of Omitted Exhibits and Schedules to the $300,000,000 Five-Year Credit Agreement.

4.16 (a)	$200,000,000 Term Loan Agreement, dated December 20, 1999, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and the various lenders named therein. (included as an Exhibit 4.16 to INTERMET’s Form 10-K, having an event date of March 31, 2000, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).
4.16 (b)	Contents of Omitted Exhibits and Schedules to the $200,000,000 Term Loan Agreement.

4.17 (a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).*

4.17 (b)	Master Indenture Trust, dated as of December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.17 (c)	Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust, dated December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*

4.18 (a)	Shareholder Protection Rights Agreement, dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET’s Form 8-K, having an event date of October 6, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

4.18 (b)	Amendment No. 1, dated October 16, 1997, to the Shareholder Protection Rights Agreement, dated October 6, 1995, between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET’s Form 8-A12G/A, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.1 (a)	INTERMET Corporation Key Individual Stock Option Plan, adopted April 25, 1984 (included as Exhibit 10.1 to INTERMET’s registration statement on Form S-14, File No. 2-90815, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (b)	Amendment No. 1 to the INTERMET Corporation Key Individual Stock Option Plan, dated as of August 4, 1988 (included as Exhibit 10.2 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.1 (c)	Amendment No. 2 to the INTERMET Corporation Key Individual Stock Option Plan, dated October 27, 1988 (included as Exhibit 10.3 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to INTERMET’s Form S-8, File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing).**

10.2(a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001.
10.2(b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000. (included as Exhibit 4 to INTERMET’s Form S-8, File No. 33-41208, previously filed with the Commission and incorporated by reference into this filing).**

10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999.

10.4	Form of employment agreement by and between INTERMET and the executive officers of INTERMET, other than John Doddridge and David L. Neilson, effective November 1, 1996 (included as Exhibit 10.21 to INTERMET’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.5	Employment Agreement, dated October 26, 1995, by and between INTERMET and John Doddridge (included as Exhibit 10.22 to INTERMET’s Form 10-K for the year ended December 31, 1995, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.6	Employment Agreement, dated December 27, 1996, by and between INTERMET and David L. Neilson (included as Exhibit 10.24 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to INTERMET’s Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.7(b)	Amendment No. 1 to the INTERMET Corporation Salaried Employees Severance Plan, dated December 20, 1993 (included as Exhibit 10.16(b) to INTERMET’s Form 10-K for the year ended December 31, 1993, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.8	INTERMET Salary Continuation Plan (included as Exhibit 10.18 to INTERMET’s Form 10-K for the year ended December 31, 1992, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.9(a)	Form of INTERMET Corporation Director’s Stock Option Agreement (included as Exhibit 10.4 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.10(b)	INTERMET Corporation Director’s Stock Option Plan (included as Exhibit 10.6 to INTERMET’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**
10.10(c)	INTERMET Corporation 1997 Director’s Stock Option Plan (included as Exhibit A to INTERMET’s definitive Proxy Statement dated March 4, 1997 for its Annual Meeting of Shareholders held April 10, 1997, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

10.11	1997 Directors’ Deferred Compensation Plan (included as Exhibit 10.25 to INTERMET’s Form 10-K for the year ended December 31, 1996, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).**

13	INTERMET’s Annual Report to Shareholders. Certain portions of this Exhibit, which are incorporated by reference into this report on Form 10-K, are filed herewith.

21	Subsidiaries of INTERMET.

23	Consent of Independent Auditors.