Form 10-Q
period 2001-03-31
INTERMET CORP
filed 2001-05-15
CIK 745287

TABLE OF CONTENTS

Part I -- Financial Information
Interim Condensed Consolidated Statements of Operations
Interim Condensed Consolidated Balance Sheets
Interim Condensed Consolidated Balance Sheets
Interim Condensed Consolidated Statements of Cash Flows
Notes to Interim Condensed Consolidated Financial Statements
Part II -- Other Information
Signatures
Employment Agreement
United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001, or

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
Yes X No

At April 1, 2001 there were 25,393,824 shares of common stock, $0.10 par value, outstanding.

Part I — Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Operations

	Three months ended

	March 31,	March 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars, except per
	share data)

Net sales	$223,925	$302,245

Cost of sales	205,232	258,077

Gross profit	18,693	44,168

Operating expenses:

Selling, general and

administrative	7,964	9,859

Goodwill amortization	1,558	1,588

Other operating (income) expense	(115)

		6,014

	9,407	17,461

Operating profit	9,286	26,707

Other income (expense):

Interest (net)	(8,403)	(10,306)

Other, net	293	900

	(8,110)	(9,406)

Income before income taxes	1,176	17,301

Provision for income taxes	837	7,805

Net income	$339	$9,496

Income per common share — basic	$0.01	$0.37

Income per common share — diluted	$0.01	$0.37

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Assets

Current assets:

Cash and cash equivalents	$87,181	$19,737

Accounts receivable:

Trade, less allowance for doubtful accounts of

$8,135 in 2001 and $9,451 in 2000	134,383	125,745

Other	2,664	9,136

	137,047	134,881

Inventories	87,193	93,870

Other current assets	36,503	31,960

Total current assets	347,924	280,448

Property, plant and equipment, at cost	640,610	636,132

Less:

Accumulated depreciation and foreign industrial

development grants, net	247,574	238,498

Net property, plant and equipment	393,036	397,634

Intangibles, net of amortization	223,315	224,873

Other noncurrent assets	14,146	15,841

	$978,421	$918,796

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$79,025	$103,501

Income taxes and other accrued liabilities	79,798	82,555

Long term debt due within one year	216,452	216,479

Total current liabilities	375,275	402,535

Noncurrent liabilities:

Long term debt due after one year	275,966	182,687

Other noncurrent liabilities	48,554	54,166

Total noncurrent liabilities	324,520	236,853

Shareholders’ equity:

Common stock	2,588	2,588

Capital in excess of par value	57,110	57,110

Retained earnings	219,602	220,279

Accumulated other comprehensive income	(485)	(363)

Unearned restricted stock	(189)	(206)

Total shareholders’ equity	278,626	279,408

	$978,421	$918,796

See accompanying notes

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Three months ended

	March 31,	March 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Operating activities:

Net income	$339	$9,496

Adjustments to reconcile net income to cash provided by (used

in) operating activities:

Depreciation	12,601	12,228

Amortization	1,826	2,018

Gain on sale of assets	—	(133)

Changes in operating assets and liabilities:

Accounts receivable	(3,894)	(20,323)

Inventories	6,268	4,147

Accounts payable and accrued taxes	(25,367)	(7,568)

Other assets and liabilities	(7,363)	(5,501)

Net cash used in operating activities	(15,590)	(5,636)

Investing activities:

Additions to property, plant and equipment	(10,698)	(8,961)

Proceeds from sale of assets	—	10,989

Other	—	(19)

Net cash used in investing activities	(10,698)	2,009

Financing activities:

Net increase in revolving credit facility	93,284	5,799

Dividends paid	(1,015)	(1,015)

Issuance of common stock	—	380

Net cash provided by financing activities	92,269	5,164

Effect of exchange rate changes on cash and cash equivalents	1,463	1,058

Net increase in cash and cash equivalents	67,444	2,595

Cash and cash equivalents at beginning of period	19,737	3,416

Cash and cash equivalents at end of period	$87,181	$6,011

See accompanying notes

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2000 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 2000.

Some amounts previously reported in the financial statements for the period ended March 31, 2000 have been reclassified to conform to the 2001 presentation.

2.	Inventories

Net inventories consist of the following (in thousands of dollars):

	March 31,	December 31,
	2001	2000

Finished goods	$14,153	$17,865

Work in process	20,922	21,816

Raw materials	6,843	8,940

Supplies and patterns	45,275	45,249

	$87,193	$93,870

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

3.	Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	March 31,	December 31,
	2001	2000

Land	$5,389	$5,408

Buildings and improvements	116,737	116,181

Machinery and equipment	462,174	467,819

Construction in progress	56,310	46,724

	$640,610	$636,132

4.	Intangible Assets

Intangible assets of $223,315,000 and $224,873,000 (net of accumulated amortization of $17,089,000 and $15,531,000) at March 31, 2001 and December 31, 2000, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years.

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

Long term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2001	2000

Total debt	492,418	399,166

Less amounts due within one year	216,452	216,479

Debt due after one year	$275,966	$182,687

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

6.	Comprehensive Income

We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

Effective January 1, 2001, INTERMET has adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The effect of adoption to INTERMET was to decrease Other Comprehensive Income by $412,000, net of related taxes. The adoption of SFAS 133 had no impact on the income statement as of March 31, 2001, since the hedge entered into was perfectly effective and thus the short cut method of accounting for derivatives was utilized in accounting for the transaction.

Our risk management policy is to protect our long-term debt at the lowest cost options available. We assess market conditions periodically to determine whether it is beneficial to enter into transactions which protect against interest rate fluctuations on the variable portion of our long-term debt.

	Three months ended

	March 31,	March 31,
	2001	2000

	(in thousands of dollars)

Net income	$339	$9,496

Other comprehensive income (loss):

Adoption of SFAS 133	(412)	0

Foreign currency translation adjustment	290	(686)

Total other comprehensive loss	(122)	(686)

Total comprehensive income (loss)	$217	$8,810

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

8.	Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Due to changes in the makeup of the of the other segment, the Company has realigned the other segment to include the operations which don’t fall within the ferrous metals segment or the Light metals segment. These operations have been combined with the corporate business unit and its related expenses and eliminations. This realigned segment will be referred to as corporate and other. Note that certain administrative costs such as interest and amortization are included within the corporate and other segment while in previous periods these cost have been allocated to one of the three previous operating segments. This information is displayed in the following table:

	Ferrous Metals	Light Metals	Corporate and	Consolidated

			Other

		(in thousands of dollars)
Three months ended March 31, 2001

Net sales	$141,105	$79,058	$3,762	$223,925

Operating profit	11,606	1,125	(3,445)	9,286

Interest, net			(8,403)	(8,403)

Other, net			293	293

Taxes			(837)	(837)

Net Income				339

Three months ended March 31, 2000

Net sales	$190,015	$90,734	$21,496	$302,245

Operating profit	17,686	7,463	(997)	24,152

Interest, net			(10,306)	(10,306)

Other, net			3,455	3,455

Taxes			(7,805)	(7,805)

Net Income				9,946

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

9.	Environmental and Legal Matters

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

	Three months ended

	March 31,	March 31,
	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$339	$9,496

Denominator:

Denominator for basic

earnings per share —

weighted average shares	25,365	25,355

Effect of dilutive securities:

Stock options	32	74

Denominator for diluted

earnings per share —

adjusted weighted average

shares and assumed

exercise of options	25,397	25,429

Fully diluted earnings per share	$0.01	$0.37

Basic earnings per share	$0.01	$0.37

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2000 (Unaudited)

11.	Impairment of Assets and Shutdown

In December of 1999, INTERMET announced plans to permanently close it’s Ironton Iron, Inc. foundry. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. Also at December 31, 1999, the Company recorded a shut down accrual for the building demolition and remediation costs.

During the period of January 1, 2001 through March 31, 2001, the Company paid approximately $0.5 million primarily for remediation, which was included principally in “Income taxes and accrued liabilities” at December 31, 2000 in the accompanying balance sheet. The remaining shutdown costs accrued of $1.0 million at March 31, 2001 is management’s estimate of the remaining costs for remediation.

The $1.9 million of assets included as “Other current assets” on the accompanying balance sheet at March 31, 2001, represents the estimated fair value of the remaining assets held for sale.

12.	Insurance Claim

As discussed in the December 31, 2000 annual report, INTERMET has substantially completed the rebuild of our New River and Neunkirchen facilities. As of the date of this report, INTERMET has not yet reached complete settlement with its insurance company related to the accident at New River facility. The Neunkirchen facility has complete settlement with the insurance carrier, as discussed in the annual report. Refer to the December 31, 2000 annual report for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any economic downturn in the markets in which we operate

•	Fluctuations in worldwide or regional automobile and light and heavy truck production

•	Changes in practices or policies of our significant customers toward outsourcing their requirements for automotive components

•	Changes in the sourcing and pricing practices of our major customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our major customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of assets

•	Our ability to fully utilize the capacity available from the rebuilding of our New River and Neunkirchen facilities within the timeframes we are projecting

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

During the first quarter of 2001 INTERMET used $15.6 million in operations while using $5.6 million for the same period last year. Depreciation and amortization expense was $14.4 million for the period. As compared to December 31, 2000, accounts receivable increased $3.9 million while inventory decreased $6.3 million. These fluctuations are a result of higher sales in March of 2001 than December of 2000, which is related to the traditional holiday shutdowns during the fourth quarter operating cycle. Accounts payable and accrued taxes decreased $25.4 million from the beginning of 2001 due primarily to the decreased operating activity within the entire auto industry. Investing activities for the first three months of 2001 used cash of $10.3 million. During the period we spent $10.7 million for the purchase of property, plant and equipment. Net cash provided by financing activities was $92.3 million for the first three months of 2001. Borrowings under our bank revolver increased $93.3 million. We used this cash to improve our liquidity while refinancing the debt agreement, which is to expire in June of 2001. Additionally, we paid $1.0 million in dividends during the first quarter of 2001. We have committed capital not yet spent of approximately $15.5 million as of March 31, 2001. We anticipate that the funds needed for the committed capital spending will come from operations.

Material Changes in Results of Operations — Three months ended September 30, 2000

Sales for the first quarter of 2001 were $223.9 million, down from $302.2 million in the first quarter of 2000. This represents a decrease of approximately $78.3 million (25.9%). This decrease is directly correlated to the slowdown in the North American automotive market. Including only those operations that were in place for the both quarters entirely, sales were down $47.9 million (18.1%). Ferrous-metals segment sales were $141.1 million and $190.0 million for the first quarter of 2001 and 2000, respectively. This is a decrease of $48.9 million or 25.7%. Excluding sales of New River (which suffered the explosion in the first quarter of 2000), sales for our ferrous segment decreased $35.0 million (20.8%). Light-metals segment sales decreased $11.7 million (12.9%) for the three months ended March 31, 2001 as compared to the same period last year.

Domestic sales during the quarter ended March 31, 2001 were $198.4 million down from $272.4 million in the first quarter of 2000. This is a decrease of $74.0 million (27.2%). This decrease is the result of the decreased production by the North American Automotive market and the divestiture of Iowa Mold Tool Co. Inc. from our other segment. For operations in place both years, sales decreased $43.6 million or 18.6%. European sales during the three months ended March 31, 2001, in local currency, decreased 8.6% when compared to the same period last year. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $2.0 million for the three-month period ended March 31, 2001, when compared using exchange rates for the same period in 2000.

During the first quarter of 2001, INTERMET took a restructuring charge of $0.6 million for the closure of a plant in Mexico and for the downsize of another manufacturing location. These operational changes are necessary to lower the company’s breakeven point and to position itself for future opportunities.

Gross profits for the quarter ended March 31, 2001 and 2000 were $18.7 million and $44.2 million, respectively. Gross profit as a percentage of sales for the three months ended March 31, 2001 and 2000 was 8.3% and 14.6%, respectively. The resulting decreased gross profit percentage is a result of the decrease in the North American automotive production.

Operating expenses as a percentage of sales were 4.2% and 5.8% for the three months ended March 31, 2001 and 2000, respectively.

The effective income tax rate was 71.1% and 45.1% for the first quarters ended March 31, 2001 and 2000, respectively. The high effective rates are a result of the nondeductible goodwill the Company continues to amortize related to various acquisitions INTERMET has completed.

Insurance Update in 2001

As discussed in the December 31, 2000 annual report, INTERMET has substantially completed the rebuild of our New River and Neunkirchen facilities. As of the date of this report, INTERMET has not yet reached complete settlement with its insurance company related to the accident at our New River facility. The Neunkirchen facility, as noted in the annual report, has completed settlement with the insurance carrier.

The Impact of SFAS 133

Effective January 1, 2001, INTERMET adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The effect of adoption, to INTERMET, was to decrease Other Comprehensive Income by $412,000, net of related taxes. The adoption of SFAS 133 had no impact on the income statement as of March 31, 2001, since the hedge entered into was perfectly effective and thus the short cut method of accounting for derivatives was utilized in accounting for the transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in market risk with regard to interest rate and foreign exchange since December 31, 2000.

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

INTERMET Corporation

By: /s/ Ronald C. Ryninger, Jr.

Ronald C. Ryninger, Jr. Corporate Controller (Principal Accounting Officer)

Date: May 13, 2001

Exhibits Index

Exhibit
Number	Description of Exhibit

10.1(c)	Employment agreement between INTERMET Corporation and Terry Graessle