Form 10-Q
period 2001-06-30
INTERMET CORP
filed 2001-08-14
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1563873
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan	48098-2683
(Address of principal executive offices)	(Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

At August 1, 2001, there were 25,415,324 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information

Item 1.   Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$228,190	$281,855	$452,115	$584,100

Cost of sales	203,862	240,565	409,094	498,642

Gross profit	24,328	41,290	43,021	85,458

Operating expenses:

Selling, general and administrative	9,108	10,121	17,072	19,980

Goodwill amortization	1,558	1,588	3,115	3,175

Other operating expenses	(136)	202	(250)	6,217

	10,530	11,911	19,937	29,372

Operating profit	13,798	29,379	23,084	56,086

Other income (expense):

Interest, net	(7,632)	(10,271)	(16,032)	(20,577)

Other income, net	354	1,039	644	1,939

	(7,278)	(9,232)	(15,388)	(18,638)

Income before income taxes	6,520	20,147	7,696	37,448

Provision for income taxes	2,699	8,277	3,536	16,082

Net income	$3,821	$11,870	$4,160	$21,366

Income per common share – basic and diluted	$0.15	$0.47	$0.16	$0.84

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30, 2001	December 31, 2000

	(Unaudited)
	(in thousands of dollars)
Assets

Current assets:

Cash and cash equivalents	$89,847	$19,737

Accounts receivable:

Trade, less allowance for doubtful accounts of $7,908 in 2001 and $9,451 in 2000	140,412	125,745

Other	5,441	9,136

	145,853	134,881

Inventories	81,841	93,870

Other current assets	25,989	31,960

Total current assets	343,530	280,448

Property, plant and equipment, at cost	651,049	636,132

Less:

Foreign industrial development grants, net of amortization and accumulated depreciation and amortization	258,534	238,498

Net property, plant and equipment	392,515	397,634

Intangibles, net of amortization	221,757	224,873

Other noncurrent assets	13,437	15,841

	$971,239	$918,796

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30, 2001	December 31, 2000

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$74,391	$103,501

Income taxes and other accrued liabilities	76,693	82,555

Long term debt due within one year	53,877	216,479

Total current liabilities	184,961	402,535

Noncurrent liabilities:

Long term debt due after one year	438,294	182,687

Other noncurrent liabilities	47,366	54,166

Total noncurrent liabilities	505,660	236,853

Shareholders’ equity:

Common stock	2,588	2,588

Capital in excess of par value	57,110	57,110

Retained earnings	222,407	220,279

Accumulated other comprehensive income	(1,313)	(363)

Unearned restricted stock	(174)	(206)

Total shareholders’ equity	280,618	279,408

	$971,239	$918,796

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 30, 2001	June 30, 2000

	(Unaudited)
	(in thousands of dollars)
Operating activities:

Net income	$4,160	$21,366

Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	25,169	23,765

Amortization	3,240	4,050

Result of equity investment	(504)	(129)

Net gain on disposal of fixed assets	—	49

Changes in operating assets and liabilities:

Accounts receivable	(12,125)	(19,201)

Inventories	11,796	13,577

Accounts payable and accrued taxes	(33,716)	(23,124)

Other assets and liabilities	(533)	(7,636)

Net cash used in (provided by) operating activities	(2,513)	12,717

Investing activities:

Additions to property, plant and equipment	(19,410)	(20,868)

Additions to property, plant and equipment funded by insurance	(2,179)

Proceeds from insurance	2,179

Proceeds from sale of assets	—	10,989

Other	—	(616)

Net cash used in investing activities	(19,410)	(10,495)

Financing activities:

Net increase in revolving credit facility	93,027	19,463

Dividends paid	(2,032)	(2,030)

Issuance of common stock	—	380

Net cash provided by financing activities	90,995	17,813

Effect of exchange rate changes on cash and cash equivalents	1,038	1,023

Net increase in cash and cash equivalents	70,110	21,058

Cash and cash equivalents at beginning of period	19,737	3,416

Cash and cash equivalents at end of period	$89,847	$24,474

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2001 (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 2000.

Some amounts previously reported in the prior year financial statements have been reclassified to conform to the 2001 presentation.

The Financial Accounting Standards Board has recently issued two new pronouncements. Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets" were issued which are both effective for fiscal year ends beginning after December 15, 2001. INTERMET has not yet completed its evaluation of these two new pronouncements.

2.   Inventories
Net inventories consist of the following (in thousands of dollars):

	June 30, 2001	December 31, 2000

Finished goods	$13,404	$17,865

Work in process	19,288	21,816

Raw materials	7,918	8,940

Supplies and patterns	41,231	45,249

	$81,841	$93,870

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

3.   Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	June 30, 2001	December 31, 2000

Land	$5,381	$5,408

Buildings and improvements	116,310	116,181

Machinery and equipment	477,466	467,819

Construction in progress	51,892	46,724

	$651,049	$636,132

4.   Intangible Assets

Intangible assets of $221,757,000 and $224,873,000 (net of accumulated amortization of $18,647,000 and $15,531,000) at June 30, 2001 and December 31, 2000, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years.

5.   Debt

In July of 2001 we came to an agreement with our banks for a new facility of $182.8 million, replacing the $200 million term loan and the $15 million unsecured note held by Scotia Bank which had been extended from their initial maturities of June 20, 2001, and June 29, 2001, respectively. The portion of current liabilities refinanced has been reclassed to long-term liabilities as of June 30, 2001. The remaining portion of long-term debt that expired in June was paid on July 17, 2001, which was the close of the new facility. The interest rate of the new term debt facility, as well as our existing revolving facility, is based on a grid rate determination and was approximately 6.8% on the date the facility closed. The new facility expires on December 20, 2002, while the term of the revolving facility has not changed. The new facility is payable as follows:

December 20, 2001	$5,000,000

March 20, 2002	$10,000,000

June 20, 2002	$5,000,000

December 20, 2002	$162,750,000

Long-term debt consists of the following (in thousands of dollars):

	June 30, 2001	December 31, 2000

Total debt	$492,171	$399,166

Less amounts due within one year	$53,877	$216,479

Debt due after one year	$438,294	$182,687

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

6.   Comprehensive Income

We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” as of January 1, 1998. However, the adoption of this Statement had no impact on our net income or shareholders’ equity.

Effective January 1, 2001, INTERMET adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The effect of SFAS 133 to INTERMET during the first six months since adoption was to decrease Other Comprehensive Income by $690,000, net of related taxes. The adoption of SFAS 133 had no impact on the income statement as of June 30, 2001. Since the interest rate swap hedge entered into was perfectly effective, the short cut method of accounting for derivatives was utilized in accounting for the transaction.

Our risk management policy is to protect our long-term debt at the lowest cost options available. We assess market conditions periodically to determine whether it is beneficial to enter into transactions which protect against interest rate fluctuations on the variable portion of our long-term debt.

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
		(in thousands of dollars)

Net income	$3,821	$11,870	$4,160	$21,366

Other comprehensive income (loss):

Fair value of Interest rate swap	(278)	0	(690)	0

Foreign currency translation Adjustment	(550)	113	(260)	(573)

Total other comprehensive income (loss)	(828)	113	(950)	(573)

Total comprehensive (loss) income	$2,993	$11,983	$3,210	$20,793

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

7.   Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Corporate and other segment consists of operations that do not fall within the other segments and have been combined with the corporate business unit and its related expenses and eliminations. This information is displayed in the following table:

	Ferrous Metals	Light Metals	Corporate and Other	Consolidated
		(in thousands of dollars)

Three-month period ended June 30, 2001

Net sales	$142,024	$81,943	$4,223	$228,190

Operating profit	13,488	6,035	(5,725)	13,798

Interest, net			(7,632)	(7,632)

Other, net			354	354

Taxes			(2,699)	(2,699)

Net Income				$3,821

Three-month period ended June 30, 2000

Net sales	$169,701	$88,541	$23,613	$281,855

Operating profit	24,872	6,579	(2,072)	29,379

Interest, net			(10,271)	(10,271)

Other, net			1,039	1,039

Taxes			(8,277)	(8,277)

Net Income				$11,870

	Ferrous Metals	Light Metals	Corporate and Other	Consolidated
		(in thousands of dollars)

Six-month period ended June 30, 2001

Net sales	$283,129	$161,001	$7,985	$452,115

Operating profit	25,094	7,160	(9,170)	23,084

Interest, net			(16,032)	(16,032)

Other, net			644	644

Taxes			(3,536)	(3,536)

Net Income				$4,160

Six-month period ended June 30, 2000

Net sales	$359,716	$179,275	$45,109	$584,100

Operating profit	42,508	14,042	(464)	56,086

Interest, net			(20,577)	(20,577)

Other, net			1,939	1,939

Taxes			(16,082)	(16,082)

Net Income				$21,366

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

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

	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(in thousands, except per share data)
Numerator:

Net income	$3,821	$11,870	$4,160	$21,366

Denominator:

Denominator for basic earnings per Share – weighted average shares	25,371	25,364	25,368	25,359

Effect of dilutive securities:

Stock options	110	23	70	44

Denominator for diluted earnings per share – adjusted weighted average shares	25,481	25,387	25,438	25,403

Basic and diluted earnings per share	$0.15	$0.47	$0.16	$0.84

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

10.   Impairment of Assets and Shutdown

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of Ironton. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. Also at December 31, 1999, Ironton recorded a shut down accrual for the building demolition and remediation costs.

During the period of January 1, 2001 through June 30, 2001, the Company paid approximately $1.3 million primarily for remediation, which was included principally in accrued liabilities and, accrued shutdown at December 31, 2000. The remaining shutdown costs accrued at June 30, 2001 is management’s estimate of the remaining costs for remediation.

The $0.9 million of assets still held at Ironton were included as “Other current assets” on the accompanying statement balance sheet at June 30, 2001 is the estimated fair value of the remaining assets.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2001 (Unaudited)

11.   Insurance Update in 2001

As discussed in the December 31, 2000, annual report, INTERMET has completed the rebuild of our New River and Neunkirchen facilities. As of the date of this report, INTERMET is in the process of settling with its insurance company related to the accident at our New River facility. The Neunkirchen facility, as noted in the annual report, has completed settlement with the insurance carrier. Refer to the December 31, 2000, annual report for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any economic downturn in the markets in which we operate

•	Fluctuations in worldwide or regional automobile and light and heavy-truck production

•	Changes in practices or policies of our significant customers toward outsourcing their requirements for automotive components

•	Changes in the sourcing and pricing practices of our major customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our major customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of assets

•	Our ability to fully utilize the capacity available from the rebuilding of our New River and Neunkirchen facilities within the timeframes we are projecting

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

Through the second quarter of 2001 INTERMET used cash of $ 2.5 million in operations while providing $12.7 million for the same period last year. Depreciation and amortization expense was $ 28.4 million for the six months ended June 30, 2001. As compared to December 31, 2000, accounts receivable increased $12.1 million while inventory decreased $11.8 million. These fluctuations are a result of higher sales during the second quarter as compared to December of 2000, which is related to the traditional holiday shutdowns during the fourth quarter operating cycle. Accounts payable and accrued taxes decreased $33.7 million from the beginning of 2001 due primarily to the decreased operating activity within the entire auto industry. Investing activities for the first six months of 2001 used cash of $19.4 million. During the period we spent $21.5 million for the purchase of property, plant and equipment, of which $2.2 million was funded by insurance proceeds from 2000 New River explosion. Borrowings under our bank revolver increased $93.0 million in the first six months of 2001. See further discussion in note five to the accompanying financial statements. Additionally, we paid $2.0 million in dividends during the first six months of 2001. The Company has committed capital not yet spent of approximately $10.2 million as of June 30, 2001. We anticipate that the funds needed for the committed capital spending will come from operations.

Material Changes in Results of Operations – Three months ended June 30, 2001

Sales for the second quarter of 2001 were $228.2 million, down $53.7 million from the second quarter of 2000. Sales for operations in place and fully operational during both periods were down $42.4 million (16.1%). This decrease is primarily entirely attributable to the shift in sales of the domestic auto industry and its production levels. Ferrous-metals segment sales were $142.0 million during the second quarter of 2001 compared to $169.7 million for the same period last year. This represents a decrease of $27.7 million or 16.3%. Excluding the impact of facilities not fully operational in both periods, ferrous sales were down $34.6 million (20.5%). This decline was mainly caused by the lower North American vehicle production and more significantly, the market share loss of the traditional “Big three” automakers. Light-metals segment sales decreased $6.6 million (7.5%) for the three months ended June 30, 2001 as compared to the same period last year.

Domestic sales for the second quarter were $205.5 million down from $259.1 million in for the same period last year. This decrease, $53.6 million, is largely explained by the slowdown in the automobile industry and the divestiture of Iowa Mold Tool Co. Inc. from our Corporate and other segment. For operations in place both years, sales decreased $42.4 million or 17.6%. European sales during the three months ended June 30, 2001, in local currency, remained strong at $22.7 million. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $1.5 million for the three-month period ended June 30, 2001, when compared using exchange rates for the same period in 2000.

Gross profits for the quarter ended June 30, 2001 and 2000 were $24.3 million and $41.3 million, respectively. Gross profit as a percentage of sales for the three months ended June 30, 2001 and 2000 was 10.7% and 14.7%, respectively. Excluding the results of Ironton, New River and IMT, gross profit as a percentage of sales would have been 11.2% and 16.6%, respectively. The resulting decreased gross profit percentage is a result of the lower North American automotive activity.

Operating expenses as a percentage of sales were 4.6% and 4.2% for the three months ended June 30, 2001 and 2000, respectively.

The effective income tax rate was 41.4% and 41.1% for the second quarter of 2001 and 2000, respectively. The high effective rate is a result of the nondeductible goodwill the Company continues to amortize related to various acquisitions INTERMET has completed. With the adoption of SFAS 142, starting in 2002, INTERMET will no longer be obligated to amortize its goodwill, but will be required to complete annual evaluations of its value as is required by the new promulgated guidance.

Material Changes in Results of Operations – Six months ended June 30, 2001

INTERMET’s total sales for the first six months of 2001 and 2000 were $452.1 million and $584.1 million, respectively. Again, the decrease relates primarily to the decreased production in the automotive market and the divestiture of IMT. For operations in place and fully functioning for the six moths ended, sales were down $90.1 million or 17.1%. Ferrous-metals segment sales were $76.6 million (21.3%) less in the six-month period ended June 30, 2001, compared to the same period in 2000. This is due entirely to the situations effecting New River and the low production levels throughout the North American auto industry. For operations in place and fully functional for both periods in their entirety, sales were down in the ferrous segment $69.7 million (20.6%). Light-metals segment sales decreased $18.3 million (10.2%) due to the slowdown in North American automotive production. Corporate and other sales decreased 82.3% due to the divestiture of IMT.

Domestic sales for the six-month periods ended June 30, 2001 and 2000 were $403.9 million and $531.5 million, respectively. The decrease is mainly due to decreased production levels in the North American automotive market and the decreased sales for New River and IMT. Domestic sales for operations in place for both years were $388.8 million and $474.7 million, respectively. European sales during the six months ended June 30, 2001, in local currency, were $48.2 million, down 8.3% from the same period last year. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $3.4 million for the first six months of 2001 when compared with the same period in 2000.

Gross profit for the six-month period ended June 30, 2001, was $43.0 million, down 49.7% from the same period last year. Gross profit as a percentage of sales for these same periods was 9.5% and 14.6%, respectively. Gross profit as a percentage of sales were 9.8% and 14.9%, respectively, for facilities operating in both years. The decrease relates to the same reasons given for the decrease in the quarter ended June 30, 2001.

Operating expenses as a percentage of sales was 4.4% and 5.0% the six months ended June 30, 2001 and 2000, respectively,

The effective income tax rates for the first six months of 2001 and 2000 were 45.9% and 42.9%, respectively. The increased tax rate relates to the deductibility of goodwill. With lower income in 2001 compared to 2000 to offset the goodwill amortization, goodwill causes a spike in the effective tax rate.

Insurance Update in 2001

As discussed in the December 31, 2000, annual report, INTERMET has completed the rebuild of our New River and Neunkirchen facilities. As of the date of this report, INTERMET is in the process of settling with its insurance company related to the accident at our New River facility. We anticipate receiving a final settlement during the third quarter. The Neunkirchen facility, as noted in the annual report, has completed settlement with the insurance carrier.

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

Part II – Other Information

Item 1.   Legal Proceedings

There have been no material changes in matters reported in the Form 10-K for the year ended December 31, 2000.

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

INTERMET Corporation

By: /s/ Ronald C. Ryninger, Jr. Ronald C. Ryninger, Jr. Corporate Controller (Principal Accounting Officer)

Date: July 13, 2001

Exhibits Index

Exhibit
Number	Description of Exhibit

4.14 (a)
$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the Fourth Amendment dated as of July 17, 2001 and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, Bank One as Syndication Agent and Suntrust Bank as Documentation Agent and the various lenders named therein.

4.16 (a)	$182,750,000 Term Loan Agreement, dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender and administrative agent, and Bank One as lender and Syndication Agent, and the various lenders named therein. rm 10-K, having an event date of March 31, 2000, File No. 0-13787, previously filed with the Commission and incorporated by reference into this filing).

10.6	Employment Agreement, dated July 1, 2001, by and between INTERMET and Doretha J. Christoph