Form 10-Q
period 2001-09-30
INTERMET CORP
filed 2001-11-08
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

At November 2, 2001 there were 25,415,324 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information
Interim Condensed Consolidated Statements of Operations
Interim Condensed Consolidated Balance Sheets
Interim Condensed Consolidated Statements of Cash Flows
Notes to Interim Condensed Consolidated Financial Statements
Part II – Other Information
Signatures

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

	(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$197,871	$239,585	$649,986	$823,685
Cost of sales	183,975	211,315	592,841	709,957

Gross profit	13,896	28,270	57,145	113,728

Operating expenses:
Selling, general and
administrative	7,394	9,141	24,466	29,121
Goodwill amortization	1,572	1,588	4,726	4,764
Other operating expenses	279	(1,840)	218	4,283

	9,245	8,889	29,410	38,168

Operating profit	4,651	19,381	27,735	75,560
Other income (expense):
Interest, net	(9,248)	(9,276)	(25,297)	(29,853)
Other income, net	260	4,079	921	5,925

	(8,988)	(5,197)	(24,376)	(23,928)

Income (loss) before income taxes	(4,337)	14,184	3,359	51,632
Provision for income taxes	(1,633)	6,162	1,903	22,244

Net income (loss)	$(2,704)	$8,022	$1,456	$29,388

Income (loss) per common share –
basic and diluted	($0.11)	$0.32	$0.06	$1.16

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$18,450	$19,737
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,705 in 2001 and $9,451 in 2000	128,527	125,745
Other	3,836	9,136

	132,363	134,881

Inventories	76,601	93,870
Other current assets	18,216	31,960

Total current assets	245,630	280,448

Property, plant and equipment, at cost	665,236	636,132
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	272,944	238,498

Net property, plant and equipment	392,292	397,634

Intangibles, net of amortization	220,497	224,873
Other noncurrent assets	16,536	15,841

	$874,955	$918,796

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$87,213	$103,501
Income taxes and other accrued liabilities	61,522	82,555
Long term debt due within one year	21,665	216,479

Total current liabilities	170,400	402,535

Noncurrent liabilities:
Long term debt due after one year	377,979	182,687
Other noncurrent liabilities	46,936	54,166

Total noncurrent liabilities	424,915	236,853

Shareholders’ equity:
Common stock	2,592	2,588
Capital in excess of par value	57,171	57,110
Retained earnings	218,687	220,279
Accumulated other comprehensive income	1,405	(363)
Unearned restricted stock	(215)	(206)

Total shareholders’ equity	279,640	279,408

	$874,955	$918,796

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Nine months ended

	September 30,	September 30,
	2001	2000

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net income	$1,456	$29,388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,843	35,025
Amortization	5,693	6,014
Result of equity investment	(668)	(129)
Net gain on disposal of fixed assets		(5,787)
Changes in operating assets and liabilities:
Accounts receivable	1,885	(9,474)
Inventories	17,141	8,506
Accounts payable and accrued taxes	(38,474)	(24,356)
Other assets and liabilities	3,996	(7,851)

Net cash provided by operating activities	28,872	31,336

Investing activities:
Additions to property, plant and equipment	(28,725)	(50,993)
Additions to property, plant and equipment funded by insurance	(3,210)	(29,700)
Proceeds from insurance	3,210	29,700
Proceeds from sale of equity investment		10,309
Proceeds from sale/replacement of fixed assets		14,352

Net cash used in investing activities	(28,725)	(26,332)

Financing activities:
Net increase in revolving credit facility	40,000	6,500
Payoff of senior note	(200,000)	(15,000)
Proceeds from term loan	182,750	15,000
Net reduction in other debt	(22,260)	(1,140)
Dividends paid	(3,048)	(3,046)
Issuance of common stock	65	380

Net cash (used in) provided by financing activities	(2,493)	2,694
Effect of exchange rate changes on cash and cash equivalents	1,059	(3,576)

Net increase (decrease) in cash and cash equivalents	(1,287)	4,122
Cash and cash equivalents at beginning of period	19,737	3,416

Cash and cash equivalents at end of period	$18,450	$7,538

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2001 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in INTERMET’s annual report on Form 10-K for the year ended December 31, 2000.

Some amounts previously reported in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

The Financial Accounting Standards Board has recently issued two new pronouncements. Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142 “ Goodwill and Other Intangible Assets” are both effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, starting in 2002, INTERMET will no longer amortize its goodwill, but will be required to complete annual evaluations of its value as is required by the new promulgated guidance. INTERMET is in the process of evaluating the impact of adopting these two new pronouncements.

2.	Inventories

Net inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	2001	2000

Finished goods	$13,798	$17,865
Work in process	15,518	21,816
Raw materials	6,623	8,940
Supplies and patterns	40,662	45,249

	$76,601	$93,870

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

3.	Property, Plant and Equipment

     Gross property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	December 31,
	2001	2000

Land	$5,396	$5,408
Buildings and improvements	117,371	116,181
Machinery and equipment	483,073	467,819
Construction in progress	59,396	46,724

	$665,236	$636,132

4.	Intangible Assets

Intangible assets of $220,497,000 and $224,873,000 (net of accumulated amortization of $20,231,000 and $15,531,000) at September 30, 2001 and December 31, 2000, respectively, consist principally of costs in excess of net assets acquired. Such costs are being amortized using the straight-line method, principally over forty years.

5.	Debt

In July of 2001 we entered into an agreement with our banks providing for a new term loan facility for $182.8 million, replacing the $200 million term loan and the $15 million unsecured note held by Scotia Bank. At the same time, we renegotiated certain of the terms of our existing $300 million revolving credit facility. The interest rate on the new term loan facility, as well as our existing revolving facility is currently LIBOR plus 3% (as of September 30, 2001 the rate was approximately 6%). The new term loan facility expires on December 20, 2002 while the term of the revolving facility remains in effect until November, 2004.

Long term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	2001	2000

Total debt	$399,644	$399,166
Less amounts due within one year	21,665	216,479

Debt due after one year	$377,979	$182,687

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

Maturities of long-term debt at September 30, 2001 and for each twelve month period ended September 30 are as follows (in thousands of dollars):

2002	$21,665
2003	158,285
2004	1,328
2005	180,326
Thereafter	38,040

Totals	$399,644

6.	Comprehensive Income

Total comprehensive income consisted of the following:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(in thousands of dollars)
Net income(loss)	($2,704)	$8,022	$1,456	$29,388
Other comprehensive income (loss):
Fair value of interest rate swap	(557)	—	(1,247)	—
Foreign currency translation adjustment	3,276	(1,046)	3,015	131

Total other comprehensive income (loss)	2,719	(1,046)	1,768	131
Total comprehensive income	$15	$6,976	$3,224	$29,519

7.	Financial Instruments

Effective January 1, 2001, INTERMET adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The effect of SFAS 133 to INTERMET during the first nine months since adoption was to decrease Other Comprehensive Income by $1,247,000, net of related taxes. The adoption of SFAS 133 had no impact on the income statement for the period ending September 30, 2001. Since the interest rate swap hedge entered into was perfectly effective, the short cut method of accounting for derivatives was utilized in accounting for the transaction.

Our risk management policy is to protect our long-term debt at the lowest cost options available. We assess market conditions periodically to determine whether it is beneficial to enter into transactions which protect against interest rate fluctuations on the variable portion of our long-term debt.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

8.	Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Corporate and other consists of operations that do not fall within the other segments and has been combined with the corporate business unit and its related expenses and eliminations. This information is displayed in the following table:

			Corporate and
	Ferrous Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended September 30, 2001
Net sales	$126,356	$69,643	$1,872	$197,871
Operating profit(loss)	3,962	2,786	(2,097)	4,651
Interest, net			(9,248)	(9,248)
Other, net			260	260
Taxes			1,633	1,633

Net income (loss)				(2,704)

Three-month period ended September 30, 2000
Net sales	$139,195	$78,958	$21,432	$239,585
Operating profit	14,444	2,800	2,137	19,381
Interest, net			(9,276)	(9,276)
Other, net			4,079	4,079
Taxes			(6,162)	(6,162)

Net income				$8,022

			Corporate and
	Ferrous Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Nine-month period ended September 30, 2001
Net sales	$419,137	$231,068	$(219)	$649,986
Operating profit(loss)	29,332	9,946	(11,543)	27,735
Interest, net			(25,297)	(25,297)
Other, net			921	921
Taxes			(1,903)	(1,903)

Net income				$1,456

Nine-month period ended September 30, 2000
Net sales	$498,911	$258,233	$66,541	$823,685
Operating profit	57,293	16,842	1,425	75,560
Interest, net			(29,853)	(29,853)
Other, net			5,925	5,925
Taxes			(22,244)	(22,244)

Net income				$29,388

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

9.	Environmental and Legal Matters

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

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(in thousands, except per share data)
Numerator:
Net income(loss)	($2,704)	$8,022	$1,456	$29,388
Denominator:
Denominator for basic earnings per
share – weighted average shares	25,373	25,364	25,370	25,361
Effect of dilutive securities:
Stock options	0	67	89	66

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise of options	25,373	25,431	25,459	25,427

Basic and diluted earnings(loss)
per share	($0.11)	$0.32	$0.06	$1.16

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

11.	Impairment of Assets and Shutdown

During the fourth quarter of 1999, INTERMET’s board of directors authorized the closure of the Ironton Iron, Inc. facility. The decision to close this foundry was the principal reason for treating the assets as held for sale and valuing them at the estimated fair market value. Also at December 31, 1999, Ironton Iron, Inc. recorded a shut down accrual for the building demolition and remediation costs. Ironton Iron, Inc. is a wholly owned subsidiary of INTERMET.

During the period of January 1, 2001 through September 30, 2001, the Company paid approximately $2 million primarily for environmental remediation, which was included principally in accrued liabilities and accrued shutdown at December 31, 2000. The remaining shutdown costs accrued at September 30, 2001 of $57,000 are management’s estimate of the remaining costs for environmental remediation.

The $1 million of assets still held at Ironton were included as “Other current assets” on the accompanying balance sheet at September 30, 2001 and represents the estimated fair value of the remaining assets.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2001 (Unaudited)

12.	Insurance Update in 2001

As discussed in the December 31, 2000 annual report, we have completed the rebuild of our New River and Neunkirchen facilities. We reached a settlement with our insurer during the quarter ended September 30, 2001 for the assets lost and the resulting business interruption related to the New River facility. The Neunkirchen facility, as noted in the annual report, completed settlement with the insurance carrier before December 31, 2000. Refer to the December 31, 2000 annual report for further discussion.

13.	Subsequent Event

On October 23, 2001, we announced our plans to close the Alexander City, Alabama lost-foam aluminum plant in mid-December 2001. Intermet purchased the foundry in 1995. Currently employing 117 people, the plant expects total sales of about $40 million for 2001. We expect to take a charge of about $0.40 per share in the fourth quarter of this year as a result of the shutdown.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any economic downturn in the markets in which we operate, including the effects of the September 11, 2001 terrorist attacks on the economy

•	Fluctuations in worldwide or regional automobile and light and heavy truck production

•	Changes in practices or policies of our significant customers toward outsourcing their requirements for automotive components

•	Changes in the sourcing and pricing practices of our major customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our major customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of assets

•	Our ability to fully utilize the capacity available from the rebuilding of our New River facility within the timeframes we are projecting

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

Through the third quarter of 2001 INTERMET generated cash from operations of $ 28.9 million while providing $31.3 million for the same period last year. Depreciation and amortization expense was $ 43.5 million year to date. As compared to December 31, 2000, accounts receivable decreased $1.9 million while inventory decreased $17.1 million. These fluctuations are a result of decreasing sales during the third quarter as compared to the same period last year. Accounts payable and accrued taxes decreased $38.5 million during the nine months ended September 30, 2001, due primarily to the decreased operating activity within the entire auto industry. During the first nine months we spent $31.9 million for the purchase of property, plant and equipment, of which $3.2 million was funded by insurance proceeds related to the New River explosion and the fire at Neunkirchen. Thus, investing activities for the first nine months of 2001 used cash of $28.7 million. Borrowings under our bank revolver increased $0.5 million in the first nine months of 2001. See further discussion in note five to the accompanying financial statements. Additionally, we paid $3.0 million in dividends during the first nine months of 2001. The Company has committed capital not yet spent of approximately $6.7 million as of September 30, 2001. We anticipate that the funds needed for the committed capital spending will come from operations.

Material Changes in Results of Operations – Three months ended September 30, 2001

Sales for the third quarter of 2001 were $197.9 million, down $41.7 million from the third quarter of 2000. Sales for operations in place and fully operational during both periods were down $31.6 million (14%). This decrease is almost entirely attributable to the decrease in sales of the domestic auto industry and its decreased production levels. Ferrous-metals segment sales were $126.4 million during the third quarter of 2001 compared to $139.2 million for the same period last year. This represents a decrease of $12.8 million or 9.2%. This decline was mainly caused by the lower North American vehicle production and more significantly, the market share loss of the traditional “Big Three” automakers. Light-metals segment sales decreased $9.3 million (11.8%) for the three months ended September 30, 2001 as compared to the same period last year. This is also due to the slowdown in the automotive production.

Domestic sales for the third quarter were $176.3 million down from $219.2 million for the same period last year. This decrease, $42.9 million, is largely explained by the slowdown in the automobile industry and the divestiture of Iowa Mold Tooling Co. Inc. (“IMT”) which was reported in Corporate and other. For operations in place both years, sales decreased $32.8 million or 16%. European sales during the three months ended September 30, 2001 remained strong at $21.6 million. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $0.2 million for the three-month period ended September 30, 2001, when compared using exchange rates for the same period in 2000.

Gross profits for the quarter ended September 30, 2001 and 2000 were $13.9 million and $28.3 million, respectively. Gross profit as a percentage of sales for the three months ended September 30, 2001 and 2000 was 7.0% and 11.8%, respectively. Excluding the results of New River and IMT, gross profit as a percentage of sales would have been 7.4% and 9.9%, respectively. The resulting decreased gross profit percentage is a result of the lower North American automotive activity and product mix.

SG&A, including amortization of goodwill, was 4.5% of sales for the three months ended September 30, 2001 and 2000. Other operating expenses were $2.0 million higher in the current period. This increase is due to the inclusion of $1.8 million of business interruption recovery at New River included in the three month period ended September 30, 2000.

Interest expense at $9.2 million is about the same as the previous year with the drop in LIBOR rate being offset by amortization of refinancing fees in the current quarter.

Other income of $0.3 million, has decreased from the same period of 2000. The prior year other income included approximately $4.6 million of gain, net of related expenses, associated with the replacement of depreciated fixed assets with new fixed assets as a result of the insurable events at the New River and Neunkirchen facilities.

The effective income tax rate was 37.7% and 43.4% for the third quarter of 2001 and 2000, respectively. The effective rate differs from the statutory rates as a result of the nondeductible goodwill the Company continues to amortize related to various acquisitions INTERMET has completed. With the adoption of SFAS 142, starting in 2002, INTERMET will no longer amortize its goodwill, but will be required to complete annual evaluations of its value as is required by the new promulgated guidance.

Material Changes in Results of Operations – Nine months ended September 30, 2001

INTERMET’s total sales for the first nine months of 2001 and 2000 were $650.0 million and $823.7 million, respectively. Again, the decrease relates primarily to the decreased production in the automotive market and the divestiture of IMT. For operations in place and fully functioning for both years, sales were down $122.0 million or 16.3%. Ferrous-metals segment sales were $79.8 million (16.0%) less in the nine-month period ended September 30, 2001 compared to the same period in 2000. This is due entirely to the situations affecting New River and the low production levels throughout the North American auto industry. Light-metals segment sales decreased $27.2 million (10.5%) due to the slowdown in North American automotive production. Corporate and other sales decreased 82.3% due to the divestiture of IMT.

Domestic sales for the nine-month periods ended September 30, 2001 and 2000 were $580.1 million and $750.6 million, respectively. The decrease is mainly due to decreased production levels in the North American automotive market, decreased sales for New River and the divestiture of IMT. Domestic sales for operations in place for both years were $558.3 million and $677.1 million, respectively. European sales during the nine months ended September 30, 2001 were $69.9 million, flat with the same period last year. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $3.7 million for the first nine months of 2001 when compared to the same period in 2000.

Gross profit for the nine-month period ended September 30, 2001 was $57.1 million, down 49.8% from the same time last year. Gross profit as a percentage of sales for these same periods were 8.8% and 13.8%, respectively. Gross profit as a percentage of sales were 9.1% and 13.5%, respectively, for facilities operating in both years. The decrease relates to the same reasons given for the decrease in the quarter ended September 30, 2001.

SG&A expenses, including amortization of goodwill, as a percent of sales were 4.5% for the nine months ended September 30, 2001 and 2000. Other operating income decreased $4.5 million reflecting the gain on fixed assets in 2000.

Interest expense has decreased $4.6 million from the prior year as the effective interest rate and debt levels have declined from the prior year.

Other income of $0.9 million, has decreased $5.0 million from the same period of 2000. The prior year other income included approximately $4.6 million of gain, net of related expenses, associated with the replacement of depreciated fixed assets with new fixed assets as a result of the insurable events at the New River and Neunkirchen facilities.

The effective income tax rate for the first nine months of 2001 and 2000 were 56.7% and 43.1%, respectively. The increased tax rate relates to the nondeductibility of goodwill. With lower income in 2001 compared to 2000 to offset the goodwill amortization, nondeductible goodwill causes a spike in the effective tax rate.

Insurance Update in 2001

As discussed in the December 31, 2000 annual report, INTERMET has completed the rebuild of our New River and Neunkirchen facilities. We reached a settlement with our insurer during the quarter ended September 30, 2001 for the assets lost and the resulting business interruption related to the New River facility. The Neunkirchen facility, as noted in the annual report, completed settlement with the insurance carrier before December 31, 2000. Refer to the December 31, 2000 annual report for further discussion.

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

INTERMET Corporation

By: /s/ Doretha Christoph Doretha Christoph. Vice President of Finance and Chief Financial Officer Date: November 2, 2001