Form 10-K
period 2001-12-31
INTERMET CORP
filed 2002-02-26
CIK 745287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-13787

INTERMET CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2002 was $115,173,230 based on $4.52 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant’s voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Registrant as defined by the Securities and Exchange Commission.

At February 25, 2002 there were 25,480,803 shares of common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s annual report to shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the registrant’s definitive proxy statement for the 2001 annual meeting of shareholders to be held April 11, 2002 are incorporated by reference into Part III.

Part I
Part II
Part III
Part IV
Schedule II Valuation and Qualifying Accounts
Signatures
By-laws of INTERMET
Amendment to By-laws
Employment Agreement
Intermet's Annual Report
Subsidiaries of Intermet
Consent of Independent Auditors
Power of Attorney

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

Our ferrous metals products include ductile iron and gray iron castings and their related machining operations. These castings include crankshafts, camshafts, steering knuckles, wheel spindles, differential cases, brake calipers and suspension control arms. Our light metals products include lost foam aluminum castings, pressure counter pressure castings, and aluminum, magnesium and zinc die-castings and their related machining operations. These castings include engine covers, fluid containing covers, brackets, instrument panel frames, connector housings, airbag controller enclosures and windshield wiper motor enclosures. We provide cast products used by more than 18 automotive OEMs and their leading suppliers throughout the world, including DaimlerChrysler, Ford, Delphi, Visteon, General Motors, PBR Automotive, TRW, Dana, BMW, Honda, Toyota, SMW and ZF.

During 2001, our ferrous metals segment had a total average casting capacity available of 654,000 tons, on a straight-time basis. Our capacity during 2001 was up from 2000 with Columbus plant capacity being fully on stream, New River plant being rebuilt, and Neunkirchen plant being brought back fully on-line. A discussion of these incidents is included in Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements, which is furnished as Exhibit 13 to this report and incorporated herein by reference.

Our light metals segment had a total average straight time casting capacity available of 81,000 tons during 2001, which is greater than our ending capacity at December 31, 2000 and 1999, with the expansion of Stevensville for their pressure counter-pressure casting process. However, at year-end, our Alexander City Foundry was closed, which will effectively reduce light metal capacity 10,000 tons as we enter 2002.

Based on production, INTERMET’s casting facilities including tonnage in Europe operated at an average annual capacity of 69% in 2001, 106% in 2000, and 101% in 1999.

We believe that the market for ferrous and light metals segment’s castings is highly fragmented, with approximately 2,770 suppliers in the United States alone. We believe that our leadership in core markets positions us to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs’ strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence.

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

Insurance Update

The discussion of the accidents at our New River and Neunkirchen foundries are included in the Management’s Discussion and Analysis and in Note 15 to the Consolidated Financial Statements, which are furnished as Exhibit 13 to this report and incorporated herein by reference.

Alexander City Shutdown

In October 2001, we announced plans to permanently close our Alexander City Foundry. Alexander City was included in the light metals segment. Closure occurred in December 2001. The discussion of the Alexander City shutdown is included in the Management’s Discussion and Analysis and in Note 4 to the Consolidated Financial Statements, which are included at Exhibit 13 and incorporated herein by reference.

Ironton Shutdown Update

In December 1999, we announced plans to permanently close our Ironton foundry. Ironton was included in the ferrous metals segment. Demolition was completed during the second quarter of 2001. See additional discussion in the Management’s Discussion and Analysis and in Note 4 to the Consolidated Financial Statements, which are included at Exhibit 13 and incorporated herein by reference.

Financial Information about Segments

The information contained in Note 2 to the Consolidated Financial Statements included in our annual report to shareholders, furnished as Exhibit 13 to this report, is incorporated herein by reference.

Products, Markets and Sales

We focus on value-added cast products, which we supply mainly to the automotive market. In 2001, 2000 and 1999 approximately 88.7%, 84.2%, and 86.4%, of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories, including:

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

INTERMET also manufactures a variety of products for the industrial and appliance markets. In 2001, 2000, and 1999 approximately 11.3%, 15.8%, and 13.6% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales by market for 2001 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:
Ferrous metals segment	58.6%	3.8%	62.4%
Light metals segment	29.6%	6.1%	35.7%
Other	.5%	1.4%	1.9%

Total	88.7%	11.3%	100.0%

Reportable segment sales by market for 2000 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:
Ferrous metals segment	59.4%	1.7%	61.1%
Light metals segment	23.9%	8.2%	32.1%
Other	.9%	5.9%	6.8%

Total	84.2%	15.8%	100.0%

Reportable segment sales by market for 1999 are as follows:

		Market

	Automotive	Industrial	Total

Reportable segment:
Ferrous metals segment	78.3%	2.2%	80.5%
Light metals segment	6.7%	4.0%	10.7%
Other	1.4%	7.4%	8.8%

Total	86.4%	13.6%	100.0%

INTERMET has a long-standing quality assurance program. All of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. In addition, many of our facilities have received quality awards from their customers during 2001, including, for example:

•	2000 Toyota’s Certificate of Achievement — Delivery Performance at Palmyra

•	2000 Toyota’s Certificate of Achievement — TMS Shipping at Palmyra

•	2000 NADCA Safety Award at Jackson

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

INTERMET supplies cast products to over 18 automotive OEMs, directly or through Tier 1 and Tier 2 suppliers. Our cast products are included on more than 200 vehicle models. Net sales to customers exceeding 10% of consolidated net sales, and other major customers, were as follows (as a percentage of consolidated net sales):

Customer:	2001	2000	1999

DaimlerChrysler	21%	18%	17%
Ford	11%	11%	16%
Delphi	9%	8%	7%
General Motors	6%	6%	2%
Visteon	6%	7%	—
PBR	4%	3%	3%

For 1999, Ford sales include sales to Ford Motor Company (8%) and Visteon Automotive Systems (8%). These sales are generated by the ferrous metals and the light metals segments. The loss of any of these customers or a substantial reduction in their purchases would have a material adverse effect on us. Our six largest customers accounted for approximately 57%, 54%, and 47% of consolidated net sales during 2001, 2000, and 1999, respectively.

Net sales by market were as follows (as a percentage of consolidated net sales):

	Percentage of Net Sales

	2001	2000	1999

North American passenger Cars and trucks	80%	75%	72%
North American industrial	5%	11%	14%
European light and heavy duty vehicles	11%	10%	12%
Other	4%	4%	2%

Sales of ferrous metals castings were 461,000, 594,000, and 651,000 tons in 2001, 2000, and 1999, respectively. The decrease in tons sold in 2001 compared to 2000 is mainly due to the recession, the reduction in business due principally to the New River plant explosion, and the loss in market share by our largest customers. The decrease in tons sold in 2000 compared to 1999 was mainly the result of the accidents at New River and Neunkirchen foundries and the close of the Ironton facility at the end of 1999. Note that the result of these capacities being off-line for a portion of 2000 resulted in the ferrous segment running at 112% of straight time capacity.

Sales of light metals castings were 43,000, 51,000, and 15,000 tons in 2001, 2000, and 1999, respectively. The decrease in tons sold in 2001 compared to 2000 was due to the same factors as in the ferrous metals castings group. The increase in tons sold in 2000 over 1999 is principally attributable to the acquisition of Ganton and Diemakers in December of 1999.

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

Our ferrous metals segment produces ductile iron and gray iron castings. Ductile iron has greater strength and ductility than gray iron. Ductile iron’s use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The ferrous metals cast production process involves melting steel scrap and pig iron in a cupola or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

Our light metals segment produces lost foam aluminum castings, aluminum, magnesium and zinc die-castings, and pressure counter pressure castings. Aluminum brings a lower weight alternative. Our castings range in size from small products weighing less than one pound to those weighing up to 100 pounds. The lost foam aluminum casting process utilizes exact polystyrene foam replicas of the desired castings, which are embedded in sand. The foam is evaporated and displaced by the hot metal and the casting is formed. Die casting is a metal component casting process in which molten aluminum, magnesium or zinc is introduced into metal dies and solidified. Pressure counter-pressure casting (PCPC), sometimes called low-pressure die casting, is a casting method in which molten metal, usually aluminum, is introduced into a permanent die cavity with low-pressure gas applied to the metal in a sealed furnace. Solidification of the metal is controlled by extensive cooling lines placed throughout the die cavity and by the precise application of pressure.

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

Most castings require machining before they can be put to their ultimate use. This machining may include drilling, boring, milling, threading or cutting operations. Most customers provide their own machining for castings or have them machined by third parties. We operate two facilities that machine castings produced by us and by others. We also own a precision machining company in Elk Grove Village, Illinois. In addition, most of our light metals casting plants have machining integral in the casting operation. We also contract with other companies to machine castings that we produce, before the castings are shipped to customers.

Raw Materials

Steel scrap is the primary raw material INTERMET uses to manufacture ferrous metals castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and contract commitments. We have no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising steel scrap prices, these adjustments will lag the current market price for steel scrap.

In producing light metals castings, the primary raw material we use is secondary aluminum ingot. The cost of aluminum ingot is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. In periods of rapidly rising secondary aluminum prices, these adjustments will lag the current market price for secondary aluminum.

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

Research and Development

INTERMET conducts process and product development programs for both its ferrous metals and light metals segment products, principally at a separate research and development foundry in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering, which enhances the strength and toughness of iron. In addition, we are currently working to develop new materials, improve product manufacturing processes and improve characterization of material properties. We directly expensed $1.7 million, $1.5 million, and $1.0 million in 2001, 2000, and 1999, respectively, for research and development.

Employees

At February 25, 2002, we employed approximately 5,852 persons, including approximately 4,881 in North America. Of the persons employed in North America, approximately 4,013 were hourly manufacturing personnel and the remainder was clerical, sales and management personnel. We employed approximately 971 persons in Europe, approximately 821 of whom were hourly manufacturing personnel. We had 0 employees in Mexico.

Foreign and Domestic Operations and Export Sales

Revenues and identifiable assets for INTERMET’s foreign and domestic operations for 2001, 2000, and 1999 were as follows (in thousands of dollars):

	2001	2000	1999

Sales to unaffiliated customers in:
North America	$746,900	$929,300	$836,300
Europe	93,900	106,400	115,800
Other International	2,400	3,100	4,700

Identifiable assets in:
North America	$767,700	$841,000	$888,700
Europe	75,600	77,800	68,600

Executive Officers of the Registrant

Executive officers are elected by the board of directors annually at its meeting, which immediately follows the annual meeting of shareholders. An executive officer holds office until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

The executive officers of INTERMET as of February 25, 2002 along with their ages and principal positions with INTERMET, are as follows:

Name (Age)	Principal Position(s)

John Doddridge (61)	Chairman of the Board and Chief Executive Officer
Doretha Christoph (52)	Vice President — Finance and Chief Financial Officer
Todd A. Heavin (40)	Vice President, Light Metals
Alan J. Miller (53)	Vice President, General Counsel and Secretary
Michael J. Ryan (52)	Executive Vice President — Operations
Gary F. Ruff (50)	Executive Vice President — Technical Services
Laurence Vine-Chatterton (52)	President — INTERMET Europe
Terry Graessle (49)	Vice President — Sales and Marketing

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

Ms. Christoph re-joined INTERMET as Vice President — Finance and Chief Financial Officer in June of 2001 after serving in the same position with The McClatchy Company, a newspaper publisher, from February 2000 to December 2000. Ms. Christoph left INTERMET in February 2000 to join Sacramento, California-based McClatchy. She originally joined INTERMET in 1995 from LNP Engineering Plastics, Inc., a subsidiary of Kawasaki Steel Corporation and served as INTERMET’s Vice President, Finance from 1995 to 2000. Prior to this, Ms. Christoph held financial and accounting management positions with Imperial Chemical Industries Americas (ICI), DuPont, Johnson & Johnson and Cummins Engine Company.

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

Mr. Ryan joined INTERMET in March of 2000 as the Executive Vice President — Operations. Prior to joining INTERMET, he was Vice President of Chassis Systems, North America for TRW. Mr. Ryan also served as the Vice President of North American Braking Systems for Lucas Varity and Vice President of Interior Operations for United Technologies Automotive prior to joining TRW. From 1981 through 1991, Mr. Ryan was with TRW Automotive during which he obtained the title General Manager of Automotive Products Remanufacturing. He started his career with Ford, advancing to Inspection Superintendent of North American Manufacturing prior to joining TRW Automotive.

Mr. Ruff became Vice President — Technical Services of INTERMET in June 1999. During 2000, Mr. Ruff was promoted to Executive Vice President — Technical Services. Prior to joining INTERMET, he served in a variety of positions at CMI International and its successor company, Hayes Lemmerz International, Inc., both automotive parts suppliers. He served as President of North American Aluminum Wheels — Hayes Lemmerz International and as Corporate Vice President of Hayes Lemmerz International, Inc. from February 1999 to May 1999. He was the Chief Technical Officer, Executive Vice President and Director of CMI International, Inc. from February 1994 until Hayes-Lemmerz purchased CMI in January 1999.

Mr. Vine-Chatterton joined INTERMET in January 1999 as a Vice President of INTERMET and President of INTERMET Europe. Before coming to INTERMET, he was a divisional Finance Director of T&N PLC, UK, an automotive parts supplier, from June 1996. Mr. Vine-Chatterton was a divisional Finance Director of Caradon PLC, UK, an international supplier to building and home improvement industries, from January 1994 until 1996.

Mr. Graessle joined INTERMET in March 2001 as Vice President — Sales and Marketing. Before coming to INTERMET, Mr. Graessle was Vice President of the Lighting and Wiper Products Group at Federal Mogul Corporation following its acquisition of Cooper Automotive. Prior to that, he was with the Automotive Group of Cooper Industries for 9 years serving as Vice President of Sales and Marketing. Previous to Cooper, Terry was with Arvin Industries for 13 years, achieving the position of Sales Director.

Item 2. Properties

At December 31, 2001, INTERMET owned, operated or had an ownership interest in the following:

•	seven operational ductile iron foundries

•	two ductile and gray iron foundries

•	one lost foam aluminum foundry

•	two aluminum and zinc die-cast foundries

•	two aluminum die-cast foundries

•	two magnesium die-cast foundries

•	two precision-engineered, close tolerance aluminum die-cast foundries

•	two machining and assembly facilities

•	one precision machining facility

•	one research foundry

•	one technical center

The following provides information about INTERMET’s manufacturing locations and the types of products produced at each location:

Name	Location	Type of Products

Ferrous Metals Segment:
INTERMET Archer Creek Foundry	Lynchburg, Virginia	Ductile iron castings
INTERMET Columbus Foundry	Columbus, Georgia	Ductile iron castings
INTERMET Columbus Machining	Midland, Georgia	Machined and assembled components
INTERMET Decatur Foundry	Decatur, Illinois	Ductile iron castings
INTERMET Havana Foundry	Havana, Illinois	Ductile iron castings
INTERMET Hibbing Foundry	Hibbing, Minnesota	Ductile iron castings
INTERMET Neunkirchen Foundry	Neunkirchen, Germany	Ductile iron castings
INTERMET New River Foundry	Radford, Virginia	Ductile iron castings
INTERMET Radford Foundry	Radford, Virginia	Ductile and gray iron castings
INTERMET Ueckermunde Foundry	Ueckermunde, Germany	Ductile and gray iron castings

Light Metals Segment:
INTERMET Alexander City Foundry	Alexander City, Alabama	Lost foam aluminum castings
INTERMET Hannibal Plant	Hannibal, Missouri	Magnesium die-castings
INTERMET Jackson Plant	Jackson, Tennessee	Precision engineered, close tolerance aluminum die-castings
INTERMET Minneapolis	Minneapolis, Minnesota	Precision engineered, close tolerance aluminum die-castings
INTERMET Monroe City Plant	Monroe City, Missouri	Aluminum and zinc die-castings
INTERMET Palmyra Plant	Palmyra, Missouri	Magnesium die-castings

INTERMET Pulaski Plant	Pulaski, Tennessee	Aluminum die-castings
INTERMET Racine Machining	Racine, Wisconsin	Machined and assembled components
INTERMET Racine Plant	Racine, Wisconsin	Aluminum die-castings
INTERMET Stevensville Plant	Stevensville, Michigan	Aluminum pressure counter-pressure castings
Other:
Frisby P.M.C	Elk Grove Village, Illinois	Precision machined components

All of INTERMET’s manufacturing locations are owned, except for Frisby P.M.C., which is leased, and the Jackson Plant and Columbus Foundry, which are leased pursuant to a financing arrangement utilizing industrial revenue bonds.

INTERMET continually reviews the operation of its foundries and may occasionally close one or more on a permanent or temporary basis in response to its production needs and general business and economic conditions. In October 2001, INTERMET announced plans to permanently close its Alexander City foundry. The foundry is expected to be sold. In December 1999, INTERMET announced plans to permanently close its Ironton foundry. Demolition was completed during the second quarter of 2001. For further discussion of Alexander City and Ironton see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements, from INTERMET’s 2001 annual report to shareholders, which are furnished as Exhibit 13 to this report and incorporated herein by reference.

We own a research foundry and lease a technical center, both located in Lynchburg, Virginia. The technical center provides advanced design and engineering services to our customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide. We also have a 50% equity interest in PortCast-Fundicao Nodular, S.A., an iron castings company in Porto, Portugal.

For information on secured debt, see Note 6 to the Consolidated Financial Statements included in INTERMET’s 2001 annual report to shareholders, which is furnished as Exhibit 13 and incorporated herein by reference.

Item 3. Legal Proceedings

Our foundry in Decatur, Illinois received a notice of violation dated June 11, 1998 issued by the Illinois Environmental Protection Agency (“IEPA”) in connection with an alleged improper disposal of a hazardous material at an off-site landfill. In addition, on or about March 22, 1999 we voluntarily notified the IEPA that some of the equipment located at our Havana, Illinois and Decatur, Illinois foundries had been constructed and was being operated without all of the required air permits. We promptly took all appropriate steps to remedy the hazardous material disposal, and we subsequently obtained the required permits. We have agreed with the IEPA to resolve these violations with the payment of a civil penalty of $115,000.

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

In late December 2000 and early January 2001, our Radford, Virginia foundry disposed of certain material, composed primarily of dust collected from the cupola melter, in an off-site non-hazardous landfill in Radford, Virginia. Subsequent testing revealed that some portion of the material might have exceeded limits for hazardous waste. We immediately notified the landfill and the Virginia Department of Environmental Quality (“VDEQ”). We subsequently removed the material and disposed of it in an approved landfill. During the course of investigating this incident, we discovered that material exceeding hazardous waste limits might also have been disposed of in an on-site landfill at the Radford facility. On March 21, 2001, the VDEQ issued two notices of violation with respect to this matter. We have agreed with the VDEQ to pay a civil penalty of $211,800. A portion of the penalty equal to $134,550 will be satisfied by our agreement to implement certain environmental improvement projects at the Radford foundry during 2002. With respect to the material disposed of in the on-site landfill, we expect to enter into a Consent Order during 2002 with the U.S. EPA, which will require further investigation of the nature and extent of any hazardous waste disposal at the facility that could adversely affect groundwater, or that could otherwise adversely affect human health. It is possible that further fines or penalties could be assessed with respect to the on-site disposal. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

INTERMET is also a party to a number of other legal proceedings in the ordinary course of its business. We do not believe that such other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position, results of operations or liquidity, taken as a whole.

See Note 8 to the Consolidated Financial Statements included in INTERMET’s 2001 annual report to shareholders, furnished as Exhibit 13 to this report and incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of INTERMET during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

For the high and low stock prices for each of the calendar quarters for the last two years, see Note 13 to the Consolidated Financial Statements of INTERMET’s 2001 annual report to shareholders, furnished as Exhibit 13 to this report, and incorporated herein by reference.

INTERMET’s common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol “INMT” and had a closing price of $4.52 on February 25, 2002. Also on February 25, 2002, there were approximately 497 holders of record of INTERMET’s common stock.

During 2001, 2000, and 1999, INTERMET declared dividends of approximately $4.1 million each year, ($0.04 per share per quarter). During 2001, 2000 and 1999, INTERMET paid dividends of approximately $3.2 million, $4.1 million, and $4.1 million, respectively. Under some of our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 2001, approximately $5.0 million, per fiscal year, of our retained earnings are available for the payment of dividends under those agreements. See Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements included in Intermet’s 2001 annual report to shareholders, furnished as Exhibit 13 to this report and incorporated herein by reference.

INTERMET did not sell unregistered securities within the past three years.

Item 6. Selected Financial Data

Year Ended December 31	1997	1998	1999	2000	2001

STATEMENT OF OPERATIONS DATA (in thousands of dollars)
Net sales (a) (b) (c) (d)	$813,729	$841,598	$956,832	$1,038,844	$843,173
Operating profit	75,198	75,649	62,161	88,692	12,591
Net income (loss) (e)	40,013	40,989	36,377	40,908	(8,703)

SHARE DATA (in thousands, except per share data)
Income (loss)
per common share — diluted	$1.55	$1.58	$1.42	$1.61	$(0.34)
Cash dividends per share (f)	$0.16	$0.16	$0.16	$0.16	$0.16
Weighted average shares
outstanding — diluted	25,783	25,947	25,571	25,438	25,264

BALANCE SHEET DATA (In thousands of dollars)
Total assets (a)(b)(c)(d)	$539,446	$584,015	$957,292	$918,796	$843,333
Total debt (b)	177,833	163,101	455,040	399,166	363,422
Shareholders’ equity (g)	175,428	217,005	242,377	279,410	253,280

(a)	In 1998, we entered into a joint venture with Portuguese Grupo Jorge de Mello in the second quarter increasing our ferrous foundry capacity in Europe; in the second quarter, we sold the operating assets of our subsidiary, Industrial Powder Coatings; and in December we purchased the operating assets of Tool Products, Inc., an aluminum die casting business and the outstanding shares of Vorpommersche Eisenwerke GmbH Ueckermunde, a ferrous foundry in eastern Germany.

(b)	In December, 1999 we acquired all of the issued and outstanding stock of Diversified Diemakers, Inc., a Missouri manufacturer of magnesium die-cast automotive components, and of Ganton Technologies, Inc., a supplier of die-cast aluminum components to the automotive industry. See Management’s Discussion and Analysis and Note 3 to the Consolidated Financial Statements included in Intermet’s 2001 annual report to the shareholders, furnished as Exhibit 13 to this report and incorporated herein by reference.

(c)	In March, 2000 we experienced an explosion at our New River Foundry causing a loss in business when the automotive industry was at an all time peak as described in Management’s Discussion and Analysis and Note 15 to the Consolidated Financial Statements included in INTERMET’S 2001 annual report and to shareholders, furnished as Exhibit 13 in this report and incorporated herein by reference.

(d)	In October, 2000 we sold our interest in Iowa Mold Tooling Co. Inc., which had been included in “Other” in Note 2 (Reporting for Business Segments) and Note 3 (Acquisitions and Dispositions) to the Consolidated Financial Statements included in Intermet’s 2001 annual report to shareholders and Management’s Discussion and Analysis, furnished as Exhibit 13 to this report and incorporated herein by reference.

(e)	We recorded pretax asset impairment charges and/or shutdown costs of $13.5 million, $7.5 million, and $18.5 million, in 2001, 2000, and 1999, respectively.

(f)	In 2001, $0.16 per share dividends were declared; however, the fourth quarter $0.04 per share dividend was paid on January 2, 2002.

(g)	Shareholder equity in 2001 was decreased not only by the current year loss but also by the increase in the minimum pension benefit liability, translation adjustment, and derivative instrument adjustment as discussed in Management’s Discussion and Analysis and presented in the Consolidated Statements of Shareholders’ Equity in Intermet’s 2001 annual report to shareholders, furnished as Exhibit 13 to this report and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from INTERMET’s 2001 annual report to shareholders, which is furnished as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The information included under the “Quantitative and Qualitative Disclosures about Market Risks” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from INTERMET’s 2001 annual report to shareholders, which is furnished as Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of INTERMET and the report of the independent auditors included in INTERMET’s 2001 annual report to shareholders, which are furnished as Exhibit 13 to this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the headings “Information about Nominees for Director” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 11, 2002 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of INTERMET is included in Item 1 of this report.

Item 11. Executive Compensation

The information contained under the headings “Executive Compensation”, “Compensation of Directors”, “Employment Agreements and Change in Control Arrangements”, “Compensation Committee Report on Executive Compensation” and “Shareholder Return Performance Graph” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 11, 2002 is incorporated by reference into this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading “Voting Securities and Principal Holders” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 11, 2002 is incorporated by reference into this filing.

Item 13. Certain Relationships and Related Transactions

The information contained under the heading “Relationships and Related Transactions” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 11, 2002 is incorporated by reference into this filing.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of INTERMET and its subsidiaries contained in INTERMET’s 2001 annual report to shareholders, which is furnished as Exhibit 13 to this report, are incorporated herein by reference.

•	Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000, and 1999

•	Consolidated Balance Sheets at December 31, 2001 and 2000

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule for INTERMET is included as Item 14(d) of this filing:

Schedules I, III and IV, which are not filed, are omitted because the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission.

Schedule II — Valuation and Qualifying Accounts

INTERMET Corporation
(Consolidated)
Schedule II
Valuation and Qualifying Accounts

				Additions

	Balance at	Charged to			Charged						Balance at
	Beginning of	Costs and			to Other						End of
Description	Period	Expenses			Accounts			Deductions			Period

Year ended December 31, 2001:
Allowance for returns and doubtful accounts (a)	$9,451	$1,276	(b	)	$—			$—			$10,727
Inventory reserve (g)	6,855	903			—			—			7,758
Deferred tax asset valuation allowance	50	—			—			—			50

Year ended December 31, 2000:
Allowance for returns and doubtful accounts (a)	$7,426	$2,025	(b	)	$—			$—			$9,451
Inventory reserve (g)	9,312	(2,457)			—			—			6,855
Deferred tax asset valuation allowance	3,728	—			(1,975)	(h	)	—			50
					(1,703)	(i	)

Year ended December 31, 1999:
Allowance for returns and doubtful accounts (a)	$5,133	$2,313	(b	)	$—			$(20)	(c	)	$7,426
Inventory reserve (g)	5,839	3,473			—			—			9,312
Deferred tax asset valuation allowance	16,240	(4,518)	(d	)	—			—			3,728
		(4,500)	(e	)
					(3,494)	(f	)

(a)	Reflected as reduction of trade accounts receivable on consolidated balance sheet

(b)	Net effect of amounts charged to expense less actual returns and write-offs

(c)	Effect of foreign currency translation

(d)	Reversed valuation allowance for net operating loss carryforwards we were able to utilize due to a change in German tax law

(e)	Reversed valuation allowance for foreign tax credits we were able to use after we recapitalized our international operations

(f)	Reduction for expired capital loss carryforwards we were not able to use

(g)	Reflected as reduction of inventory on the consolidated balance sheet

(h)	Reversed valuation allowance, and related deferred tax asset, for net operating loss carryforwards of the Ironton facility. The facility was closed down and these losses will never be utilized

(i)	Reversed valuation allowance for foreign tax credit carryforwards which expired

3.	Exhibits

The following exhibits are filed with this report pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger among INTERMET, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996 (included as Exhibit 4 to INTERMET Form 8-K filed November 25, 1996 and incorporated herein by reference).
2.2	Asset Purchase Agreement Between INTERMET Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998 (included as Exhibit 1 to INTERMET Form 8-K filed January 14, 1999 and incorporated herein by reference).
2.3	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999 (included as Exhibit 99.1 to INTERMET Form 8-K filed December 30, 1999 and incorporated herein by reference).
2.4	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc. (included as Exhibit 99.2 to INTERMET Form 8-K filed December 30, 1999 and incorporated herein by reference).
2.5	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999 (included as Exhibit 99.3 to INTERMET Form 8-K, filed December 30, 1999 and incorporated herein by reference).
2.6	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc. (included as Exhibit 99.4 to INTERMET Form 8-K filed December 30, 1999 and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of INTERMET (included as Exhibit 4.1 to INTERMET Form S-3 Registration Statement filed June 3, 1992 and incorporated herein by reference).
3.2	By-laws of INTERMET, as amended through February 7, 2002.
3.3	Amendment to the by-laws of INTERMET, adopted by resolution of the board of directors of INTERMET on February 7, 2002.
4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000.*
4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia.*
4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee. *
4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively. *
4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia.*
4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C.*
4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000.*
4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000.*
4.14 (a)	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits (included as Exhibit 4.14(a) to INTERMET Form 10-Q filed August 14, 2001 and incorporated herein by reference).
4.16 (a)	$182,750,000 First Amended and Restated Term Loan Agreement, dated July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits (included as an Exhibit 4.16(a) to INTERMET Form 10-Q filed August 14, 2001 and incorporated herein by reference).
4.17 (a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).*
4.17 (b)	Master Indenture Trust dated as of December 1, 1999,by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*
4.17 (c)	Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust dated December 1, 1999 by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee.*
4.18 (a)	Shareholder Protection Rights Agreement dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET Form 8-K filed October 11 1995 and incorporated herein by reference).
4.18 (b)	Amendment No. 1 dated October 16, 1997 to the Shareholder Protection Rights Agreement dated October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent (included as Exhibit 4 to INTERMET Form 8-A12G/A filed October 20, 1997 and incorporated herein by reference).
10.1 (a)	INTERMET Corporation Key Individual Stock Option Plan adopted April 25, 1984 (included as Exhibit 10.1 to INTERMET registration statement on Form S-14, File No. 2-90815, and incorporated herein by reference).**
10.1 (b)	Amendment No. 1 dated as of August 4, 1988 to the INTERMET Corporation Key Individual Stock Option Plan (included as Exhibit 10.2 to INTERMET Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).**
10.1 (c)	Amendment No. 2 dated October 27, 1988 to the INTERMET Corporation Key Individual Stock Option Plan (included as Exhibit 10.3 to INTERMET Form 10-K for year ended December 31, 1988, and incorporated herein by reference).**
10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan (included as Exhibit 4 to INTERMET Form S-8 filed , File No. 33-59011, previously filed with the Commission and incorporated by reference into this filing).**
10.2 (a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001 (included as Exhibit 10.2(a) to INTERMET Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**
10.2 (b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000. (included as Exhibit 4 to INTERMET’s Form S-8, File No. 33-41208, previously filed with the Commission and incorporated by reference into this filing).**
10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999 (included as Exhibit 10.3 to INTERMET Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).**
10.4	Form of employment agreement by and between INTERMET and certain of the executive officers of INTERMET, other than John Doddridge.**
10.5	Employment Agreement dated October 26, 1995 by and between INTERMET and John Doddridge (included as Exhibit 10.22 to INTERMET Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).**
10.7 (a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993 (included as Exhibit 10.16(a) to INTERMET Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).**
10.7 (b)	Amendment No. 1 dated December 20, 1993 to the INTERMET Corporation Salaried Employees Severance Plan (included as Exhibit 10.16(b) to INTERMET Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).**
10.8	INTERMET Salary Continuation Plan (included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).**

10.9 (a)	Form of INTERMET Corporation Director’s Stock Option Agreement (included as Exhibit 10.4 to INTERMET Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).**
10.10 (b)	INTERMET Corporation Director’s Stock Option Plan (included as Exhibit 10.6 to INTERMET Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).**
10.10 (c)	INTERMET Corporation 1997 Director’s Stock Option Plan (included as Exhibit A to INTERMET DEF 14/A filed March 4, 1997 and incorporated herein by reference into this filing).**
10.11	1997 Directors’ Deferred Compensation Plan (included as Exhibit 10.25 to INTERMET Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).**
13	Selected portions of INTERMET’s Annual Report to Shareholders for the year ended December 31, 2001.
21	Subsidiaries of INTERMET.
23	Consent of Independent Auditors.
24	Power of Attorney.

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. This instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

**	Management contract or compensatory plan or arrangement.

(b)	INTERMET has not filed any reports on Form 8-K during the year 2001.

(d)	INTERMET has filed as financial statement schedules to this report those financial statement schedules required by Regulation S-X, which are excluded from INTERMET’s 2001 annual report to shareholders by Rule 14a-3(b).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation

	By:	/s/ John Doddridge John Doddridge Chairman of the Board and Chief Executive

Officer	Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 26, 2002, by the following persons on behalf of INTERMET in the capacities indicated.

Signature	Capacity

/s/ John Doddridge John Doddridge	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ John P. Crecine John P. Crecine	Director

/s/ Julia D. Darlow Julia D. Darlow	Director

/s/ Norman F. Ehlers Norman F. Ehlers	Director

/s/ John R. Horne John R. Horne	Director

/s/ Thomas H. Jeffs II Thomas H. Jeffs II	Director

/s/ Harold C. McKenzie, Jr. Harold C. McKenzie, Jr.	Director

/s/ Richard J. Peters Richard J. Peters	Director

/s/ John H. Reed John H. Reed	Director

Pamela E. Rodgers	Director

/s/ Doretha Christoph Doretha Christoph	Vice President Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Gregory B. Wahowiak Gregory B. Wahowiak	Controller (Principal Accounting Officer)