Form 10-Q
period 2002-03-31
INTERMET CORP
filed 2002-05-15
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002, or

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

At April 30, 2002 there were 25,761,781 shares of common stock, $0.10 par value, outstanding.

INDEX

INTERMET Corporation

Page No.		Description

3	PART I.	FINANCIAL INFORMATION

3	Item 1	Interim Condensed Consolidated Financial Statements (Unaudited)

8		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

16	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

19	Item 3	Quantitative and Qualitative Disclosures About Market Risk

19	PART II.	OTHER INFORMATION

19	Item 1	Legal Proceedings

20	Item 6	Exhibits and Reports on Form 8-K

21		Signatures

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

	(In thousands of dollars,
	except per share data)
Net sales	$206,096	$223,732
Cost of sales	185,577	206,387

Gross profit	20,519	17,345
Operating expenses:
Selling, general and administrative	8,060	7,891
Goodwill amortization		1,558
Other operating expenses	(59)	(115)

Operating profit	12,518	8,011
Other income (expense):
Interest, net	(6,354)	(7,915)
Other income, net	546	1,848

	(5,808)	(6,067)
Income before income taxes	6,710	1,944
Provision for income taxes	2,355	1,144

Net income before cumulative effect of a change in accounting principle	4,355	800
Cumulative effect of a change in accounting principle, net of tax	481	—

Net income	$4,836	$800

Earnings per common share:
Basic
Earnings before cumulative effect of a change in accounting principle	$0.17	$0.03
Cumulative effect of a change in accounting principle	0.02	—

Net earnings available to common shareholders	$0.19	$0.03

Diluted
Earnings before cumulative effect of a change in accounting principle	$0.17	$0.03
Cumulative effect of a change in accounting principle	0.02	—

Net earnings available to common shareholders	$0.19	$0.03

Weighted average shares outstanding:
Basic	25,398	25,363
Diluted	25,784	25,679

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$2,508	$13,866
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,940 in 2002 and $10,727 in 2001	85,178	95,601
Other	13,453	16,439

	98,631	112,040
Inventories	66,368	71,857
Other current assets	35,499	33,632

Total current assets	203,006	231,395
Property, plant and equipment, at cost	646,156	646,637
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	287,160	275,881

Net property, plant and equipment	358,996	370,756
Goodwill	217,016	217,016
Other noncurrent assets	28,724	24,166

Total assets	$807,742	$843,333

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$72,374	$81,244
Income taxes and other accrued liabilities	71,750	63,008
Long term debt due within one year	163,349	173,352

Total current liabilities	307,473	317,604
Noncurrent liabilities:
Long term debt due after one year	162,842	190,070
Retirement benefits	60,082	60,583
Other noncurrent liabilities	21,323	21,796

Total noncurrent liabilities	244,247	272,449
Shareholders’ equity:
Common stock	2,590	2,590
Capital in excess of par value	56,765	56,761
Retained earnings	211,322	207,512
Accumulated other comprehensive income	(14,462)	(13,389)
Unearned restricted stock	(193)	(194)

Total shareholders’ equity	256,022	253,280

Total liabilities and shareholders’ equity	$807,742	$843,333

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Three months ended

	March 31,	March 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net income	$4,836	$800
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	12,560	12,795
Amortization	413	1,826
Results of equity investment	(175)	(152)
Changes in operating assets and liabilities:
Accounts receivable	12,945	(3,701)
Inventories	5,329	7,452
Accounts payable and accrued taxes	(1,034)	(25,337)
Other assets and liabilities	(5,883)	(7,211)

Net cash provided by (used in) operating activities	28,991	(13,528)
Investing activities:
Additions to property, plant and equipment	(1,595)	(12,760)
Proceeds from sale of fixed assets	169	—

Net cash used in investing activities	(1,426)	(12,760))
Financing activities:
Net (decrease) increase in revolving credit facility and term loan	(37,221)	93,284
Dividends paid	(1,017)	(1,015)
Purchase of common stock	(4)	—

Net cash (used in) provided by financing activities	(38,242)	92,269
Effect of exchange rate changes on cash and cash equivalents	(681)	1,463

Net (decrease) increase in cash and cash equivalents	(11,358)	67,444
Cash and cash equivalents at beginning of period	13,866	19,737

Cash and cash equivalents at end of period	$2,508	$87,181

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2002 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The data provided for the three months ended March 31, 2001 vary from amounts previously reported on the Intermet Form 10-Q for the quarter ended March 31, 2001. See note 13 to the audited financial statements contained in the INTERMET Form 10-K for the year ended December 31, 2001 for a reconciliation of the amounts given with those previously reported.

For further information, refer to the consolidated financial statements and footnotes thereto included in the INTERMET annual report on Form 10-K for the year ended December 31, 2001.

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	March 31,	December 31,
	2002	2001

Finished goods	$13,698	$15,756
Work in process	10,713	12,080
Raw materials	7,135	6,259
Supplies and patterns	34,822	37,762

	$66,368	$71,857

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

3. Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	March 31,	December 31,
	2002	2001

Land	$5,199	$5,204
Buildings and improvements	123,752	122,425
Machinery and equipment	503,102	505,025
Construction in progress	14,103	13,983

	$646,156	$646,637

4. Adoption of Accounting Policy

We had goodwill of $217.0 million and accumulated amortization of $21.9 million at March 31, 2002 and December 31, 2001 which consists of costs in excess of net assets acquired. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). As required under SFAS 142, we wrote off negative goodwill of $481,000, net of taxes, as a cumulative effect of a change in accounting principle. We are assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill. We have not yet determined the effect, if any, of the impairment test as of January 1, 2002. We will complete this assessment in the second quarter of 2002. Any impairment as a result of this test would be reflected as a cumulative effect of a change in accounting principle. The following table is presented as if goodwill was no longer amortized as of January 1, 2001 (in thousands of dollars, except per share data):

	For the Three Months Ended

	March 31,	March 31,
	2002	2001

Reported net income after cumulative effect of a change in accounting principle	$4,836	$800
Add back: Goodwill amortization, net of taxes		1,013

Adjusted net income	$4,836	$1,813

Basic earnings-per-share:
Reported net income	$0.19	$0.03
Add back: Goodwill amortization, net of taxes		0.04

Adjusted net income	$0.19	$.07

Diluted earnings-per-share:
Reported net income	$0.19	$0.03
Add back: Goodwill amortization, net of taxes		0.04

Adjusted net income	$0.19	$0.07

5. Debt

In July of 2001 INTERMET entered into an agreement with our banks providing for a new term loan facility for $182.8 million, replacing an existing $200 million term loan and a $15 million unsecured note held by Scotia Bank. At the same time, INTERMET renegotiated certain of the terms of our existing $300 million revolving credit facility. The interest rate on the new term loan, as well as our existing revolving facility is currently LIBOR plus 3% (as of March 31, 2002 the rate was approximately 5.2%). The new term loan facility expires on December 20, 2002 while the term of the revolving facility remains in effect until November, 2004.

Long term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2002	2001

Total debt	$326,191	$363,422
Less amounts due within one year	163,349	173,352

Debt due after one year	$162,842	$190,070

Maturities of long-term debt at March 31, 2002 and for each twelve-month period ended

March 31 are as follows (in thousands of dollars):

2003	$163,349
2004	1,493
2005	122,911
2006	1,310
Thereafter	37,128

Totals	$326,191

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

6. Comprehensive Income

Total comprehensive income consisted of the following (in thousands of dollars):

	Three months ended

	March 31,	March 31,
	2002	2001

Net income	$4,836	$800
Other comprehensive income (loss):
Fair value of interest rate swap	442	(412)
Foreign currency translation adjustment	(1,515)	290

Total other comprehensive loss	(1,073)	(122)
Total comprehensive income	$3,763	$678

7. Financial Instruments

Effective January 1, 2001, INTERMET adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value. The effect of SFAS 133 to INTERMET since adoption was to decrease Other Comprehensive Income by $1,416,000, net of related taxes. The adoption of SFAS 133 had no impact on the income statement for the period ending March 31, 2001. Since the interest rate swap hedge entered into was perfectly effective, the short cut method of accounting for derivatives was utilized in accounting for the transaction.

We assess market conditions periodically to determine whether it is beneficial to enter into transactions which protect against interest rate fluctuations on the variable portion of our long-term debt.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

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

			Corporate and
	Ferrous Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended March 31, 2002
Net sales	$133,637	$69,207	$3,252	$206,096
Operating profit (loss)	7,717	6,318	(1,517)	12,518
Interest, net			(6,354)	(6,354)
Other, net			546	546
Taxes			(2,355)	(2,355)
Cumulative effect of a change in accounting principle	481			481

Net income				4,836

Three-month period ended March 31, 2001
Net sales	$141,102	$78,868	$3,762	$223,732
Operating profit (loss)	10,362	965	(3,316)	8,011
Interest, net			(7,915)	(7,915)
Other, net			1,848	1,848
Taxes			(1,144)	(1,144)

Net income				$800

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

9. Environmental and Legal Matters

INTERMET and its subsidiaries are a party to a number of environmental matters and legal proceedings in the ordinary course of business.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency, which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the U.S. EPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by U.S. EPA pursuant to the Resource Conservation and Recovery Act of 1976, which is known as RCRA. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. Although we cannot predict the amount of any potential fines or penalties or the cost of remedial action, we do not believe that they would be material to our business or financial statements.

On March 5, 2000 the Company suffered a catastrophic accidental explosion and fire at its New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from the Company and others in the Circuit Court for the City of Radford, Virginia City Court. It is also possible that one or more of the other defendants in these cases might assert cross-claims against the Company. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against the Company are barred by the laws of Virginia governing workers' compensation. The Company has both primary and excess liability insurance policies covering potential liability to employees and others and believes that it is adequately insured against any likely liability for deaths or injuries arising out of this incident. However, if the Company were held to be liable in these cases, and if its insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

On June 14, 2000 the Virginia Department of Environmental Quality (DEQ) issued a new air emissions permit for our Radford Foundry, located in Radford, Virginia. The permit required that new air emission controls be installed in the Radford Foundry and be operational by June 14, 2003. Our best current estimates are that the cost of these new emission controls will be approximately $4.3 million. On February 11, 2002 we formally requested from the DEQ that the deadline for compliance with the new requirements be extended to December 31, 2004. The DEQ has agreed to consider our request for an extension and we anticipate that they will act on the request during the third quarter of 2002. If the extension is not granted we might not be able to comply with the original deadline, or, if we were able to comply, the cost could be substantially higher than our estimates. If the extension is not granted and we are unable to comply by the original deadline, we could be forced to curtail or cease operations at the plant.

We do not believe there are any other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

10. Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

	Three months ended

	March 31,	March 31,
	2002	2001

	(in thousands, except per share data)
Numerator:
Net income	$4,836	$800
Denominator:
Denominator for basic earnings per share — weighted average shares	25,410	25,365
Effect of shares held in deferred compensation plan	(12)	(2)

Denominator for basic– earnings per share — adjusted weighted average shares	25,398	25,363

Effect of dilutive securities:
Shares held in deferred compensation plan	12	2
Employee stock options and unearned restricted stock	374	314

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise of options	25,784	25,679

Fully diluted earnings per share	$0.19	$0.03

Basic earnings per share	$0.19	$0.03

Dilutive earnings per share reflects the assumed exercise of stock options and issuance of unearned restricted stock.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

11. Impairment of Assets and Shutdown

INTERMET permanently closed our Alexander City lost foam aluminum plant (“Alexander City”) on December 21, 2001. The Alexander City plant assets are in the process of being sold. Alexander City is included in the light metals segment of the Reporting For Business Segments footnote. The plant was purchased in 1995 and had employed 117 people. Alexander City had significant operational difficulties with the launches of complex components in late 2000 through the first quarter of 2001. This caused its two principal customers to question the viability of the facility. They began a re-sourcing process that became too difficult and expensive to be retracted once the turnaround at the plant had occurred. Alexander City had revenues and operating losses of $11 million and $3 million, respectively, for the three months ended March 31, 2001.

The decision to close this foundry was the principal reason for recording an $11.7 million charge for impairment of assets and a $1.2 million charge for shutdown costs in the fourth quarter of 2001. The accrual for shutdown costs which is included in ''Accrued liabilities'' in the accompanying balance sheet as of December 31, 2001 consisted of $0.7 million for site remediation and disposal costs, $0.4 million for severance (for 18 salaried employees) and employee pay related costs, and $0.1 million in legal costs. During the first quarter of 2002, we paid $0.2 million of severance and pay related costs. The remaining $0.2 million that was accrued at December 31, 2001 related to severance and employee pay related costs is expected to be paid out in the second quarter. The amounts accrued at December 31, 2001 related to legal and site and remediation costs, continue to be our estimate of the costs to be incurred related to such items.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2002 (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any economic downturn in the markets in which we operate, including the effects of the September 11, 2001 terrorist attacks on the economy

•	Fluctuations in worldwide or regional automobile and light and heavy truck production

•	Changes in practices or policies of our significant customers toward outsourcing their requirements for automotive components

•	Changes in the sourcing and pricing practices of our major customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our major customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of assets

•	Our ability to fully utilize the capacity available from the rebuilding of our New River facility within the timeframes we are projecting

•	Our ability to meet the financial covenants set forth in our debt agreements.

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the first quarter of 2002 INTERMET generated cash from operations of $ 29.0 million while using $13.5 million for the same period last year. Depreciation and amortization expense was $13.0 million year to date. As compared to December 31, 2001, accounts receivable decreased $12.9 million while inventory decreased $5.3 million. The accounts receivable fluctuation is a result of accelerated collections at some of our major customers. Accounts payable and accrued taxes increased $1.0 million during the three months ended March 31, 2002, due primarily to higher company earnings. During the first three months we spent $1.6 million for the purchase of property, plant and equipment. Investing activities for the first three months of 2002 used cash of $1.4 million. Borrowings under our bank revolving credit facility decreased $27.2 million and the term loan $10.0 million in the first three months of 2002. Additionally, we paid $1.0 million in dividends during the first three months of 2002. The Company has committed capital not yet spent of approximately $1.0 million as of March 31, 2002. We anticipate that the funds needed for the committed capital spending will come from operations.

At March 31, 2002 we have a secured revolving credit agreement with a bank group that provides for loans up to $300 million in the aggregate, and a secured term loan with a balance of $161.8 million. We had $326.2 million of debt outstanding at March 31, 2002. All of our term loan is due in December of 2002. We are currently pursing alternative sources of financing, which could include accessing the capital markets, and we intend to use the proceeds to refinance the term loan prior to its maturity.

Our debt agreements require us to maintain certain financial ratios. We are in compliance with our debt covenants as of March 31, 2002.

Material Changes in Results of Operations – Three months ended March 31, 2002

Sales for the first quarter of 2002 were $206.1 million, down $17.6 million from the first quarter of 2001. Sales for operations in place during both periods were down $7.0 million (3%). This decrease is almost entirely attributable to the decrease in sales of the domestic auto industry and its decreased production levels. Ferrous-metals segment sales were $133.6 million during the first quarter of 2002 compared to $141.1 million for the same period last year. This represents a decrease of $7.5 million or 5.3%. This decline was mainly caused by the lower North American vehicle production and, more significantly, the market share loss of the traditional “Big Three” automakers. Light-metals segment sales decreased $9.7 million (12.2%) for the three months ended March 31, 2002 as compared to the same period last year. This is also due to the closing of our Alexander City aluminum plant in December, 2001 and the slowdown in automotive production versus a year ago.

Domestic sales for the first quarter were $183.8 million, down from $198.2 million for the same period last year. This decrease of $14.4 million is largely explained by the closing of our Alexander City aluminum plant in December, 2001 and the slowdown in the automobile industry. For operations in place both years, sales decreased $7.0 million or 3%. European sales during the three months ended March 31, 2002 remained strong at $22.3 million. The effect of changes in the exchange rates on consolidated European sales was an unfavorable $1.5 million for the three-month period ended March 31, 2002, when compared using exchange rates for the same period in 2001.

Gross profit for the quarters ended March 31, 2002 and 2001 were $20.5 million and $17.3 million, respectively. Gross profit as a percentage of sales for the three months ended March 31, 2002 and 2001 was 10.0% and 7.8%, respectively. Excluding the results of Alexander City which closed in December, 2001, gross profit as a percentage of sales would have been 10% and 9.5%, respectively. Higher gross profit on lower sales is a direct reflection of an improved cost structure and improved fundamental earning power.

Selling, general and administrative expenses were 4.0% of sales for the three months ended March 31, 2002 and 2001. Other operating expenses were $0.1 million lower in the current period due to a foreign exchange gain included in first quarter 2002, while a foreign exchange loss was included in the same period of 2001.

Interest expense at $6.4 million is down $1.6 million from the previous year as a result of debt reduction.

Other income of $0.5 million has decreased from the same period of 2001. The prior year other income included approximately $1.5 million of gain, net of related expenses, associated with the replacement of depreciated fixed assets with new fixed assets as a result of the insurable events at the Neunkirchen facilities.

The effective income tax rate was 35.1% and 58.8% for the first quarter of 2002 and 2001, respectively. The effective rate in first quarter 2001 differs from the statutory rates as a result of the nondeductible goodwill the Company amortized related to various acquisitions INTERMET has completed.

The Impact of Adopting SFAS 142

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis (or more frequent tests if impairment indicators arise). As required under SFAS 142, we wrote off negative goodwill of $482,000 net of taxes as a cumulative effect of a change in accounting principle. We are assessing the potential impact of SFAS No. 142 related to the impairment analysis of goodwill. See note 4 in the accompanying notes to interim condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies as previously disclosed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, as described in our annual report on Form 10-K for the year ended December 31, 2001, have not changed with the exception of goodwill due to the adoption of SFAS 142 as previously described.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our current results. Second, we have risk with regard to foreign currency and its impact on our international operating results. Third, we have risk related to commodity pricing which, based on current pricing trends, has been immaterial to us with the exception of energy costs. Though we have seen a softening of these costs, the overall trend does represent a risk to our operating results. Last, we have consumer risk. We operate principally in the cyclical automotive industry. A further weakening of the economy represents a risk to our operating results.

There has been no material change in market risk since December 31, 2001.

Part II – Other Information

Item 1. Legal Proceedings

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency, which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the U.S. EPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by U.S. EPA pursuant to the Resource Conservation and Recovery Act of 1976, which is known as RCRA. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. Although we cannot predict the amount of any potential fines or penalties or the cost of remedial action, we do not believe that they would be material to our business or financial statements.

On March 5, 2000 the Company suffered a catastrophic accidental explosion and fire at its New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from the Company and others in the Circuit Court for the City of Radford, Virginia City Court. It is also possible that one or more of the other defendants in these cases might assert cross-claims against the Company. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against the Company are barred by the laws of Virginia governing workers compensation. The Company has both primary and excess liability insurance policies covering potential liability to employees and others and believes that it is adequately insured against any likely liability for deaths or injuries arising out of this incident. However, if the Company were held to be liable in these cases, and if its insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

On June 14, 2000 the Virginia Department of Environmental Quality issued a new air emissions permit for our and Radford Foundry, located in Radford, Virginia. The permit required that new air emission controls be installed in the Radford Foundry and be operational by June 14, 2003. Our best current estimates are that the cost of these new emission controls will be approximately $4.3 million. On February 11, 2002 we formally requested from the DEQ that the deadline for compliance with the new requirements be extended to December 31, 2004. The DEQ has agreed to consider our request for an extension and we anticipate that they will act on the request during the third quarter of 2002. If the extension is not granted we might not be able to comply with the original deadline, or, if we were able to comply, the cost could be substantially higher than our estimates. If the extension is not granted and we are unable to comply by the original deadline, we could be forced to curtail or cease operations at the plant.

We are engaged in various other legal proceedings and other matters incidental to our normal business activities. We do not believe there are any other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, that will have a material effect on our consolidated financial position, results of operations or liquidity taken as a whole.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2001.

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

INTERMET Corporation

By:	/s/ Doretha Christoph
Doretha Christoph, Vice President of Finance and Chief Financial Officer

Date:	May 15, 2002

Exhibits Index

Exhibit
Number	Description of Exhibit

None