Form 10-Q
period 2002-06-30
INTERMET CORP
filed 2002-08-08
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

At August 7, 2002 there were 25,466,303 shares of common stock, $0.10 par value, outstanding.

INDEX

INTERMET Corporation

Page No.	Description

3	PART I	FINANCIAL INFORMATION

3	Item 1	Interim Condensed Consolidated Financial Statements (Unaudited)

8		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

28	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

32	Item 3	Quantitative and Qualitative Disclosures About Market Risk

33	PART II	OTHER INFORMATION

33	Item 1	Legal Proceedings

34	Item 6	Exhibits and Reports on Form 8-K

35		Signatures

38		Exhibit List

Part I — Financial Information

Item 1. Financial Statements
INTERMET Corporation

Interim Condensed Consolidated Statements of Income
(Unaudited)
(in thousands of dollars, except for per share data)

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	$217,958	$227,997	$424,054	$451,729
Cost of sales	195,013	206,191	380,590	412,578

Gross profit	22,945	21,806	43,464	39,151
Operating expenses:
Selling, general and administrative	8,625	8,448	16,685	16,339
Goodwill amortization	—	1,558	—	3,115
Other operating expense (income)	296	(136)	237	(250)

Operating profit	14,024	11,936	26,542	19,947
Other income (expense):
Interest, net	(6,405)	(7,363)	(12,759)	(15,275)
Other income, net	81	354	627	2,199

	(6,324)	(7,009)	(12,132)	(13,076)
Income before income taxes	7,700	4,927	14,410	6,871
Provision for income taxes	2,347	2,062	4,702	3,206

Net income before extraordinary item and cumulative effect of a change in accounting principle	5,353	2,865	9,708	3,665

Extraordinary item, net of tax	(603)		(603)
Cumulative effect of a change in accounting principle, net of tax			481

Net income	$4,750	$2,865	$9,586	$3,665

Earnings per common share:
Basic
Earnings before extraordinary item and cumulative effect of a change in accounting principle	$0.21	$0.11	$0.38	$0.14
Extraordinary item	(0.02)		(0.02)
Cumulative effect of a change in accounting principle			.02

Earnings per share — basic	$0.19	$0.11	$0.38	$0.14

Diluted
Earnings before extraordinary item and cumulative effect of a change in accounting principle	$0.20	$0.11	$0.378	$0.14
Extraordinary item	(0.02)		(0.023)
Cumulative effect of a change in accounting principle			.019

Earnings per share — diluted	$0.18	$0.11	$0.374	$0.14

Weighted average shares outstanding:
Basic	25,433	25,371	25,402	25,368
Diluted	25,880	25,481	25,712	25,438

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$5,905	$13,866
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,402 in 2002 and $10,727 in 2001	90,977	95,601
Other	13,555	16,439

	104,532	112,040
Inventories	65,855	71,857
Other current assets	33,862	33,632

Total current assets	210,154	231,395

Property, plant and equipment, at cost	658,677	646,637
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	306,396	275,881

Net property, plant and equipment	352,281	370,756
Goodwill	217,016	217,016
Other noncurrent assets	33,793	24,166

Total assets	$813,244	$843,333

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$78,808	$81,244
Income taxes and other accrued liabilities	76,434	63,008
Long term debt due within one year	1,606	173,352

Total current liabilities	156,848	317,604
Noncurrent liabilities:
Long term debt due after one year	306,220	190,070
Retirement benefits	60,392	60,583
Other noncurrent liabilities	18,132	21,796

Total noncurrent liabilities	384,744	272,449

Shareholders’ equity:
Common stock	2,599	2,590
Capital in excess of par value	57,058	56,761
Retained earnings	215,056	207,512
Accumulated other comprehensive income	(2,972)	(13,389)
Unearned restricted stock	(89)	(194)

Total shareholders’ equity	271,652	253,280

Total liabilities and shareholders’ equity	$813,244	$843,333

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	For the six months ended

	June 30,	June 30,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net income	$9,586	$3,665
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,839	29,177
Results of equity investment	(419)	(504)
Net increase (decrease) in operating assets and liabilities	17,347	(32,408)

Net cash provided by (used in) operating activities	52,353	(70)
Investing activities:
Additions to property, plant and equipment	(3,376)	(21,853)
Proceeds from insurance	—	2,179
Additions to property, plant and equipment covered by insurance		(2,179)
Other	360	—

Net cash used in investing activities	(3,016)	(21,853)
Financing activities:
Payments on term debt	(171,750)	—
Proceeds from debt offering	175,000	—
Net (decrease) increase in debt	(58,898)	93,027
Payment of debt issue costs	(5,100)	—
Dividends paid	(2,034)	(2,032)
Issuance of common stock	402	—

Net cash (used in) provided by financing activities	(62,380)	90,995
Effect of exchange rate changes on cash and cash equivalents	5,082	1,038

Net (decrease) increase in cash and cash equivalents	(7,961)	70,110
Cash and cash equivalents at beginning of period	13,866	19,737

Cash and cash equivalents at end of period	$5,905	$89,847

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2002 (Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The data provided for the three and six months ended June 30, 2001 vary from amounts previously reported on the INTERMET Form 10-Q for the quarter ended June 30, 2001. See note 13 to the audited financial statements contained in the INTERMET Form 10-K for the year ended December 31, 2001 for a reconciliation of the amounts given with those previously reported.

For further information, refer to the consolidated financial statements and footnotes thereto included in the INTERMET annual report on Form 10-K for the year ended December 31, 2001.

In April 2002, Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” was issued. For most companies, SFAS 145 will require gains and losses associated with the extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items. We will be required to adopt SFAS 145 on January 1, 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria for such classification will be reclassified to a component of continuing operations.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2002 (Unaudited)

2.   Inventories

Net inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	2002	2001

Finished goods	$14,622	$15,756
Work in process	9,230	12,080
Raw materials	4,355	6,259
Supplies and patterns	37,648	37,762

	$65,855	$71,857

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

3.   Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	June 30,	December 31,
	2002	2001

Land	$5,228	$5,204
Buildings and improvements	130,702	122,425
Machinery and equipment	512,943	505,025
Construction in progress	9,804	13,983

	$658,677	$646,637

4.   Adoption of Accounting Policy

We have goodwill which consists of costs in excess of net assets acquired of $217.0 million which is net of accumulated amortization of $21.9 million at both June 30, 2002 and December 31, 2001. On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). As required under SFAS 142, we wrote off negative goodwill of $481,000, net of taxes, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. In addition, we performed impairment tests of our goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption.

The following table is presented as if goodwill was no longer amortized as of January 1, 2001 (in thousands of dollars, except per share data):

	For the three months ended		For the six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported net income after extraordinary item and cumulative effect of a change in accounting principle	$4,750	$2,865	$9,586	$3,665
Add back: Goodwill amortization, net of taxes	—	1,413	—	2,426

Adjusted net income	$4,750	$4,278	$9,586	$6,091

Basic earnings-per-share:
Reported net income	$0.19	$0.11	$0.38	$0.14
Add back: Goodwill amortization, net of taxes	—	0.06	—	0.10

Adjusted net income	$0.19	$.17	$0.38	$0.24

Diluted earnings-per-share:
Reported net income	$0.18	$0.11	$0.37	$0.14
Add back: Goodwill amortization, net of taxes	—	0.06	—	0.10

Adjusted net income	$0.18	$0.17	$0.37	$0.24

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

5.   Debt

In July of 2001 we entered into an agreement with our banks providing for a new term loan facility for $182.8 million, replacing an existing $200 million term loan and a $15 million unsecured note held by Scotia Bank. At the same time, we renegotiated certain terms of our existing $300 million revolving credit facility. The interest rate on our revolving credit facility is currently LIBOR plus 3.25% (as of June 30, 2002 the rate was approximately 5.1%). The revolving credit loan facility expires in November, 2004.

On June 13, 2002, we completed a seven-year senior note offering of $175 million. The notes bear a fixed rate of interest at 9.75% and will mature on June 15, 2009. Interest is due June 15 and December 15, commencing December 15, 2002. The notes are unsecured and will rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay off the remaining balance on the bank term loan ($161.7 million) and for working capital purposes. At June 30, 2002, $46 million was accessible to us under our most restrictive covenants. Debt issuance costs of $5.1 million capitalized in connection with the debt offering are included in “other noncurrent assets” in the accompanying balance sheet and will be amortized over seven years. See note 11 for additional information regarding the senior unsecured notes.

Long term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2002	2001

Revolving credit facility	$90,000	$148,000
Term loan	—	171,750
Industrial revenue bonds	40,550	41,050
Capitalized leases and other debt	2,276	2,622
Senior notes from June, 2002 bond offering	175,000	—

Total debt	307,826	363,422
Less amounts due within one year	1,606	173,352

Debt due after one year	$306,220	$190,070

Maturities of long-term debt at June 30, 2002 and for each twelve-month period ending June 30 are as follows (in thousands of dollars):

2003	$1,606
2004	1,475
2005	91,432
2006	2,813
2007	500
Thereafter	210,000

$307,876

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

6.   Comprehensive Income

Total comprehensive income consisted of the following (in thousands of dollars):

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net income	$4,750	$2,865	$9,586	$3,665
Other comprehensive income (loss):
Fair value of interest rate swap	(130)	(278)	312	(690)
Foreign currency translation adjustment	11,620	(551)	10,105	(261)

Total other comprehensive income (loss)	11,490	(829)	10,417	(951)

Total comprehensive income	$16,240	$2,036	$20,003	$2,714

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

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

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended June 30, 2002:
Net sales	$140,145	$74,202	$3,611	$217,958

Operating profit (loss)	8,986	7,326	(2,288)	14,024
Interest, net	(965)	(1,038)	(4,402)	(6,405)
Other, net	—	—	81	81
Taxes	(2,611)	(2,502)	2,766	(2,347)
Extraordinary item	—	—	(603)	(603)

Net income				$4,750

Three-month period ended June 30, 2001:
Net sales	$142,024	$81,750	$4,223	$227,997

Operating profit (loss)	11,070	5,875	(5,009)	11,936
Interest, net	(1,526)	(1,609)	(4,228)	(7,363)
Other, net	—	—	354	354
Taxes	(3,246)	(1,814)	2,998	(2,062)

Net income				$2,865

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Six-month period ended June 30, 2002:
Net sales	$273,782	$143,409	$6,863	$424,054

Operating profit (loss)	16,703	13,644	(3,805)	26,542
Interest, net	(2,379)	(2,227)	(8,153)	(12,759)
Other, net	—	—	627	627
Taxes	(4,811)	(4,567)	4,676	(4,702)
Extraordinary item	—	—	(603)	(603)
Cumulative effect of a change in accounting principle	481	—	—	481

Net income				$9,586

Six-month period ended June 30, 2001:
Net sales	$283,129	$160,615	$7,985	$451,729

Operating profit (loss)	21,342	6,930	(8,325)	19,947
Interest, net	(2,986)	(3,176)	(9,113)	(15,275)
Other, net	1,555	—	644	2,199
Taxes	(6,755)	(1,835)	5,384	(3,206)

Net income				$3,665

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

8.   Environmental and Legal Matters

INTERMET and its subsidiaries are a party to a number of environmental matters and legal proceedings in the ordinary course of business.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency, which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the U.S. EPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by U.S. EPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of potential fines or penalties or the cost of remedial action, if any.

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at our New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from us and others in the Circuit Court for the City of Radford, Virginia City Court. It is also possible that one or more of the other defendants in these cases might assert cross-claims against us. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against us are barred by the laws of Virginia governing workers compensation. We have both primary and excess liability insurance policies covering potential liability to employees and others and believes that it is adequately insured against any likely liability for the deaths or injuries arising out of this incident. However, if we were held to be liable in these cases, and if its insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

We are also a party to a number of other legal proceedings in the ordinary course of business. We do not believe that such other pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position, results of operations or liquidity taken as a whole.

9. Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders of common stock by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options and issuance of unearned restricted stock.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)
(in thousands of dollars, except per share data)

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Numerator:
Net Income	$4,750	$2,865	$9,586	$3,665
Denominator:
Denominator for basic earnings per share — weighted average shares	25,444	25,371	25,413	25,368
Effect of shares held in deferred compensation plan	(11)	—	(11)	—

Denominator for basic earnings per share — adjusted weighted average shares	25,433	25,371	25,402	25,368

Effect of dilutive securities:
Shares held in deferred compensation plan	11	—	11	—
Employee stock options and unearned restricted stock	436	110	299	70

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise of options	25,880	25,481	25,712	25,438

Basic earnings per share	$0.19	$0.11	$0.38	$0.14

Fully diluted earnings per share	$0.18	$0.11	$0.37	$0.14

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

10.   Impairment of Assets and Shutdown

We permanently closed our Alexander City lost foam aluminum plant (“Alexander City”) on December 21, 2001. The Alexander City plant assets are being held for sale. Alexander City is included in the light metals segment of the Reporting For Business Segments footnote. The plant was purchased in 1995 and had employed 117 people. Alexander City had significant operational difficulties with the launches of complex components in late 2000 through the first quarter of 2001. This caused its two principal customers to question the long-term viability of the facility. They began a re-sourcing process that became too difficult and expensive to be retracted once the turnaround at the plant had occurred. Alexander City had revenues and operating losses of $23 million and $3 million, respectively, for the six months ended June 30, 2001.

The decision to close this foundry was the principal reason for recording an $11.7 million charge for impairment of assets and a $1.2 million charge for shutdown costs in the fourth quarter of 2001. The accrual for shutdown costs which is included in “Accrued liabilities” in the accompanying balance sheets as of December 31, 2001 consisted of $0.7 million for site remediation and disposal costs, $0.4 million for severance (for 18 salaried employees) and employee pay related costs, and $0.1 million in legal costs. During the six months ended June 30, 2002, Intermet paid all of the $0.4 million of severance accrued for at December 31, 2001.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

11.   Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by each of our domestic wholly-owned subsidiaries other than Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are subordinated to any secured debt of the Company.

As of June 30, 2002, we and the guarantors had approximately $132.4 million of secured debt outstanding and approximately $155.7 million of unused commitments, net of outstanding letters of credit, under our credit facility. Some of our subsidiaries, including all of our foreign subsidiaries, are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The notes are also effectively subordinated to any debt and other liabilities of our subsidiaries that are not guarantors. Our non-guarantor subsidiaries had approximately $0.4 million of debt outstanding as of June 30, 2002. Under the terms of the indenture covering the notes, we are permitted to incur additional secured debt up to an amount as defined in the offering, which was $232.6 million at June 30, 2002. Other restrictions include restricted payments, repurchasing our capital stock, disposal of assets, affiliate transactions, and transfer of assets.

Presented below are summarized condensed consolidating financial information for the Company (“Parent”), the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries and the Company on a consolidated basis as of June 30, 2002 and December 31, 2001, and for the three and six months ended June 30, 2002 and 2001.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the consolidating condensed financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined groups.

	Three months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$198,388	$23,318	$(3,748)	$217,958
Cost of sales	(54)	178,664	20,160	(3,757)	195,013

Gross profit	54	19,724	3,158	9	22,945
Selling, general and administrative	1,598	5,396	1,440	191	8,625
Other operating (income) expenses	35	11	440	(190)	296

Operating (loss) profit	(1,579)	14,317	1,278	8	14,024
Other income and expenses:
Interest (expense) income, net	(4,316)	(2,194)	105	—	(6,405)
Other, net	(264)	182	163	—	81

Income (loss) before income taxes	(6,159)	12,305	1,546	8	7,700
Income tax (benefit) expense	(2,562)	4,837	72	—	2,347

Net (loss) income before extraordinary item	(3,597)	7,468	1,474	8	5,353
Extraordinary item, net of tax	(603)				(603)

Net (loss) income	$(4,200)	$7,468	$1,474	$8	$4,750

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Three months ended June 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$209,286	$22,699	$(3,988)	$227,997
Cost of sales	431	190,875	18,117	(3,232)	206,191

Gross profit	(431)	18,411	4,582	(756)	21,806
Selling, general and administrative	1,564	6,613	1,796	33	10,006
Other operating (income) expenses	(27)	674	(750)	(33)	(136)

Operating (loss) profit	(1,968)	11,124	3,536	(756)	11,936
Other income and expenses:
Interest (expense) income, net	(4,452)	(3,082)	171	—	(7,363)
Other, net	10	389	(45)	—	354

Income (loss) before income taxes	(6,410)	8,431	3,662	(756)	4,927
Income tax (benefit) expense	(1,911)	3,466	765	(258)	2,062

Net (loss) income	$(4,499)	$4,965	$2,897	$(498)	$2,865

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Six months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$385,324	$45,621	$(6,891)	$424,054
Cost of sales	(35)	348,175	39,341	(6,891)	380,590

Gross profit	35	37,149	6,280	—	43,464
Selling, general and administrative	2,413	10,837	3,054	381	16,685
Other operating (income) expenses	101	(1)	517	(380)	237

Operating (loss) profit	(2,479)	26,313	2,709	(1)	26,542
Other income and expenses:
Interest (expense) income, net	(7,986)	(4,926)	153	—	(12,759)
Other, net	(264)	379	512	—	627

Income (loss) before income taxes	(10,729)	21,766	3,374	(1)	14,410
Income tax (benefit) expense	(4,300)	8,622	380	—	4,702

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(6,429)	13,144	2,994	(1)	9,708
Extraordinary item, net of tax	(603)	—	—	—	(603)
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481

Net (loss) income	$(7,032)	$13,144	$3,475	$(1)	$9,586

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Six months ended June 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$413,560	$48,245	$(10,076)	$451,729
Cost of sales	890	382,833	38,085	(9,230)	412,578

Gross profit	(890)	30,727	10,160	(846)	39,151
Selling, general and administrative	2,526	13,326	3,455	147	19,454
Other operating (income) expenses	575	62	(740)	(147)	(250)

Operating (loss) profit	(3,991)	17,339	7,445	(846)	19,947
Other income and expenses:
Interest (expense) income, net	(9,172)	(6,593)	490	—	(15,275)
Other, net	30	395	1,774	—	2,199

Income (loss) before income taxes	(13,133)	11,141	9,709	(846)	6,871
Income tax (benefit) expense	(3,940)	4,858	2,546	(258)	3,206

Net (loss) income	$(9,193)	$6,283	$7,163	$(588)	$3,665

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,394	$2,079	$2,432	$—	$5,905
Accounts receivable, net	149	78,273	26,110	—	104,532
Inventories, net	—	56,925	8,989	(59)	65,855
Other current assets	30,103	3,102	656	1	33,862

Total current assets	31,646	140,379	38,187	(58)	210,154
Property, plant and equipment, net	3,473	315,655	32,591	562	352,281
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	20,123	3,327	8,900	1,443	33,793
Intercompany, net	(12,744)	39,021	(27,879)	1,602	—
Investments in subsidiaries	587,845	—	—	(587,845)	—

Total assets	$630,343	$715,398	$51,799	$(584,296)	$813,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,393	$72,499	$5,731	$(815)	$78,808
Accrued expenses and other	18,059	42,677	15,068	630	76,434
Long-term debt due within one year	350	1,097	159	—	1,606

Total current liabilities	19,802	116,273	20,958	(185)	156,848
Long-term debt	267,700	38,278	242	—	306,220
Retirement benefits	54,680	5,712	—	—	60,392
Other non-current liabilities	16,509	7,113	(6,237)	747	18,132

Total long-term liabilities	338,889	51,103	(5,995)	747	384,744
Shareholders’ equity	271,652	548,022	36,836	(584,858)	271,652

Total liabilities and shareholders’ equity	$630,343	$715,398	$51,799	$(584,296)	$813,244

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$2,328	$466	$11,072	$—	$13,866
Accounts receivable, net	820	90,487	20,733	—	112,040
Inventories, net	—	64,758	7,158	(59)	71,857
Other current assets	30,578	2,414	639	1	33,632

Total current assets	33,726	158,125	39,602	(58)	231,395
Property, plant and equipment, net	3,971	335,448	30,757	580	370,756
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	12,224	5,053	6,889	—	24,166
Intercompany, net	44,352	(26,627)	(20,770)	3,045	—
Investments in subsidiaries	575,249	—	—	(575,249)	—

Total assets	$669,522	$689,015	$56,478	$(571,682)	$843,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621	$73,796	$6,498	$(671)	$81,244
Accrued expenses and other	22,859	27,248	12,414	487	63,008
Long-term debt due within one year	171,750	1,084	518	—	173,352

Total current liabilities	196,230	102,128	19,430	(184)	317,604
Long-term debt	148,000	39,097	2,973	—	190,070
Retirement benefits	54,824	5,759	—	—	60,583
Other non-current liabilities	17,188	7,160	(3,299)	747	21,796

Total long-term liabilities	220,012	52,016	(326)	747	272,449
Shareholders’ equity	253,280	534,871	37,374	(572,245)	253,280

Total liabilities and shareholders’ equity	$669,522	$689,015	$56,478	$(571,682)	$843,333

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Six months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
CASH FLOW DATA
Net cash provided by (used in)
operating activities	$60,646	$4,680	$(12,973)	$—	$52,353
Investing activities:
Additions to property, plant and equipment	(98)	(2,621)	(657)	—	(3,376)
Other	—	360	—	—	360

Cash used in investing activities	(98)	(2,261)	(657)	—	(3,016)
Financing activities:
Proceeds from debt offering	175,000	—	—	—	175,000
Payments of term debt	(171,750)	—	—	—	(171,750)
Net increase (decrease) in other debt	(58,000)	(806)	(92)	—	(58,898)
Payment of debt issue costs	(5,100)				(5,100)
Dividends paid	(2,034)				(2,034)
Issuance of common stock	402	—	—	—	402

Cash used in financing activities	(61,482)	(806)	(92)	—	(62,380)
Effect of exchange rate on cash and cash equivalents	—	—	5,082	—	5,082

Net increase (decrease) in cash and cash equivalents	$(934)	$1,613	$(8,640)	$—	$(7,961)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

	Six months ended June 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
CASH FLOWS DATA
Net cash provided by (used in) operating activities	$(24,294)	$16,049	$8,175	$—	$(70)
Investing activities:
Additions to property, plant and Equipment	(385)	(14,822)	(6,646)	—	(21,853)
Proceeds from insurance	—	—	2,179	—	2,179
Additions to property, plant and equipment covered by insurance	—	—	(2,179)	—	(2,179)

Cash used in investing activities	(385)	(14,822)	(6,646)	—	(21,853)
Financing activities:
Net increase (decrease) in other debt	94,098	(780)	(291)	—	93,027
Dividends paid	(2,032)	—	—	—	(2,032)

Cash provided by (used in) financing activities	92,066	(780)	(291)	—	90,995
Effect of exchange rate on cash and cash equivalents	—	—	1,038	—	1,038

Net increase in cash and cash equivalents	$67,387	$447	$2,276	$—	$70,110

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2002 (Unaudited)

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

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the second quarter of 2002 INTERMET generated cash from operations of $ 52.4 million while using $0.1 million for the same period last year. Depreciation and amortization expense was $25.8 million year to date. For the six month period ended June 30, 2002, accounts receivable decreased $9.9 million while inventory decreased $6.8 million compared to the same period last year. The accounts receivable fluctuation is a result of accelerated collections at some of our major customers. Accounts payable and accrued taxes increased $8.0 million during the six months ended June 30, 2002 compared to the same period last year, due partially to higher company earnings. During the first six months we spent $3.4 million for the purchase of property, plant and equipment. Investing activities for the first six months of 2002 used cash of $3.0 million. Borrowings under our bank revolving credit facility decreased by $58 million. The term loan with an outstanding balance of $171.7 million was paid-off in June of 2002 with a $175 million senior note issue (see footnote 5, Debt, for further detail). Additionally, we paid $2.0 million in dividends during the first six months of 2002. The Company has committed capital not yet spent of approximately $3.9 million as of June 30, 2002. We anticipate that the funds needed for the committed capital spending will come from operations.

At June 30, 2002 we have a secured revolving credit agreement with a bank group that provides for loans up to $300 million in the aggregate, of which $90 million is outstanding. At June 30, 2002, $46 million was available to us under the most restrictive covenants of our credit agreements. In addition, we have a senior note issue with a balance of $175 million and other debt of approximately $42.8 million.

Our consolidated EBITDA for the quarter ended June 30, 2002 was $26.2 million versus $27.3 million for the same period last year. EBITDA per our bank agreement is calculated as the sum of net income, income taxes, interest expense, depreciation and amortization. For the purpose of this calculation, amortization of financing costs is included in interest expense. EBITDA after adjustments allowed by the bank agreement for plant closings, sales and write down of non-core assets, and workforce reduction charges was $26.2 million and $27.3 million for the quarters ending June 30, 2002 and June 30, 2001 respectively. Our bank debt agreements require us to maintain certain financial ratios. We are in compliance with our debt covenants as of June 30, 2002. The bank financial covenant ratios as of June 30, 2002 are provided below.

Financial Covenant	Requirement	Actual

Fixed charge coverage ratio	> 1.00 : 1	1.51 : 1
Consolidated EBITDA to
Consolidated interest expense	> 2.75 : 1	3.07 : 1
Funded Debt to Consolidated EBITDA	< 4.25 : 1	3.72 : 1
Capital expenditures —	< $50,000	$17,811

For financial covenant purposes, the ratios are calculated based on the last twelve months (LTM) activities. Adjusted EBITDA, although not a measure prepared in accordance with accounting principles generally accepted in the United States, has been presented because the Company uses it to evaluate its operating performance relative to its bank debt agreement. Adjusted EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measure of financial performance prepared in accordance with accounting principles generally accepted in the United States.

Material Changes in Results of Operations — Three months ended June 30, 2002

Sales for the second quarter of 2002 were $218.0 million. Excluding the Alexander City closure effect ($12.6 million), sales were up $2.6 million or 1.2% from the second quarter of 2001. This increase is attributable mainly to the increase in sales from our new business in pressure-counter-pressure casting (PCPC) knuckles. Although North America automotive production was up 7% overall versus a year ago, our largest customer’s production was down 1.9% and our second largest customer’s production was up 3.7%. Ferrous-metals segment sales were $140.1 million during the second quarter of 2002 compared to $142.0 million for the same period last year. This represents a decrease in sales of $1.9 million or 1.3% driven principally by less demand from specific customer platforms (Chrysler RS, XJ, and PL/PT and Ford PN96, PN131, and UN93/173) and an engine model (General Motors 3.5L) and higher pricing productivity more than off-setting the increase in demand from the higher North American production. Light-metals segment sales were $74.2 million during the second quarter of 2002 compared to $69.1 million during the second quarter of 2001 exclusive of the Alexander City closure effect. This represented an increase of $5.1 million or 7.4% for the three months ended June 30, 2002 as compared to the same period last year mainly due to the increase in sales from our new business in PCPC knuckles.

Domestic sales for the second quarter were $194.6 million, down from $205.3 million for the same period last year. This decrease of $10.7 million is largely explained by the closing of our Alexander City aluminum plant in December, 2001. For operations in place both years, sales increased $2.0 million or 1.0% due principally to the increase in sales from our new business in PCPC knuckles. European sales during the three months ended June 30, 2002 were $23.3 million. The effect of changes in the exchange rates on consolidated European sales was a favorable $1.8 million for the three-month period ended June 30, 2002, when compared using exchange rates for the same period in 2001.

Gross profit for the quarters ended June 30, 2002 and 2001 was $22.9 million and $21.8 million, respectively. During the second quarter of 2002, we experienced price increases in scrap steel and secondary aluminum, both of which are primary raw materials used in our operations. Despite these increases negatively affecting the second quarter 2002 by $2.8 million, gross profit as a percentage of sales for the three months ended June 30, 2002 and 2001 was 10.5% and 9.6%, respectively. Excluding the results of Alexander City which closed in December, 2001, gross profit as a percentage of sales would have been 10.6% and 10.0%, respectively. Higher gross profit on lower sales is a direct reflection of an improved cost structure and improved fundamental earning power.

Selling, general and administrative expenses were 4.0% of sales for the three months ended June 30, 2002 and 2001. Other operating expenses were $0.4 million higher in the current period due to a foreign exchange loss included in second quarter 2002. Interest expense at $6.4 million is down $1.0 million from the previous year as a result of debt reduction.

Other income of $0.1 million has decreased from the same period of 2001. The effective income tax rate was 30.5% and 46.7% for the second quarter of 2002 and 2001, respectively. The effective rate in second quarter 2001 differs from the statutory rates as a result of the nondeductible goodwill the Company amortized related to various acquisitions INTERMET has completed. Goodwill amortization in second quarter 2001 was $1.4 million, net of taxes.

An extraordinary item related to the extinguishment of the bank term loan of $0.6 million, net of taxes, was recorded in second quarter, 2002.

Material Changes in Results of Operations — Six months ended June 30, 2002

Sales for the six months ended June 30, 2002 were $424.1 million. Excluding the Alexander City closure effect ($23.3 million), sales decreased $4.4 million or 1.0% from the six months ended June 30, 2001. This decrease is attributable mainly to less demand from specific customer platforms (Chrysler RS, XJ and PL/PT and Ford PN96, PN 131 and UN93/173) and engine models (General Motors 3.5L and Ford I5/I4) and higher pricing productivity more than off-setting the increase in demand from the higher North American production. Ferrous-metals segment sales were $273.8 million during the six months ended June 30, 2002 compared to $283.1 million for the same period last year. This represents a decrease of $9.3 million or 3.3%. This decline was a result of lower demand on very specific customer platforms and engines as mentioned above as well as lower product pricing with productivity give-backs more than off-setting the increase in demand from the higher North American production. Light-metals segment sales decreased $17.2 million (10.7%) for the six months ended June 30, 2002 as compared to the same period last year due to the closing of our Alexander City aluminum plant in December, 2001. Excluding the Alexander City closure effect ($23.3 million), sales were up $6.1 million or 4.5% from the same period last year reflecting the new business in the PCPC knuckles and higher production demand in North America.

Domestic sales for the six months ended June 30, 2002 were $378.4 million, down from $406.1 million for the same period last year. This decrease of $27.7 million is again largely explained by the closing of our Alexander City aluminum plant in December, 2001. For operations in place both years, sales decreased $4.4 million or 1.0% due to lower demand on specific platforms as mentioned above. European sales during the six months ended June 30, 2002 were $45.6 million. The effect of changes in the exchange rates on consolidated European sales was a favorable $1.7 million for the six-month period ended June 30, 2002, when compared using exchange rates for the same period in 2001.

Gross profit for the six months ended June 30, 2002 and 2001 was $43.5 million and $39.1 million, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2002 and 2001 was 10.2% and 8.7%, respectively. Excluding the results of Alexander City which closed in December, 2001, gross profit as a percentage of sales would have been 10.3% and 9.8%, respectively. Higher gross profit on lower sales is a direct reflection of an improved cost structure and improved fundamental earning power.

Selling, general and administrative expenses were 4% of sales for the six months ended June 30, 2002 and June 30, 2001. Other operating expenses were $0.5 million higher in the current period due to a foreign exchange loss included in second quarter 2002. Interest expense at $12.8 million is down $2.5 million from the previous year as a result of debt reduction.

Other income of $0.6 million has decreased from the same period of 2001. The effective income tax rate was 32.6% and 49.3% for the first six months of 2002 and 2001, respectively. The effective rate for the first six months of 2001 differs from the statutory rates as a result of the nondeductible goodwill the Company amortized related to various acquisitions INTERMET has completed. The cumulative effect of a change in accounting principle is discussed below in the paragraph related to the impact of adopting SFAS 142. No adjustment was made for impairment of goodwill based on the impairment tests performed by INTERMET.

An extraordinary item related to the extinguishment of the bank term loan of $0.6 million, net of taxes, was recorded in second quarter, 2002.

The Impact of Adopting SFAS 142

On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment analysis (or more frequent tests if impairment indicators arise). As required under SFAS 142, we wrote off negative goodwill of $482,000, net of taxes, as a cumulative effect of a change in accounting principle. In addition, we performed impairment tests of its goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption. See note 4 in the accompanying notes to interim condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies as previously disclosed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, as described in our annual report on Form 10-K for the year ended December 31, 2001, have not changed with the exception of goodwill due to the adoption of SFAS 142 as previously described.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our current results. Second, we have risk with regard to foreign currency and its impact on our international operating results. Third, we have risk related to commodity pricing where we experienced price increases in both scrap steel and secondary aluminum, both of which are primary raw materials used in our operations. These increases negatively affected second quarter 2002 by approximately $2.8 million on a pre-tax basis. We expect that these increases will be mitigated in the third quarter due to customer contracts that provide for pass-through of cost increases. These pass-through provisions typically have a 60-90 day lag before becoming effective. Though we have seen a softening of these costs, the overall trend does represent a risk to our operating results. We also have risk related to commodity pricing in energy costs. Last, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

There has been no material change in market risk since December 31, 2001 with the exception of the raw material costs discussed in the previous paragraph.

Part II — Other Information

Item 1.   Legal Proceedings

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency, which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the U.S. EPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by U.S. EPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of any potential fines or penalties or the cost of remedial action, if any.

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at its New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from the Company and others in the Circuit Court for the City of Radford, Virginia City Court. It is also possible that one or more of the other defendants in these cases might assert cross-claims against us. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against us are barred by the laws of Virginia governing workers compensation. We have both primary and excess liability insurance policies covering potential liability to employees and others and believes that it is adequately insured against any likely liability for the deaths or injuries arising out of this incident. However, if we were held to be liable in these cases, and if its insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

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

None.

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Index.

See Exhibit List presented below.

(b)  Reports on Form 8-K

A current report on Form 8-K was filed by the Company on May 23, 2002 announcing the offering of $175 million of senior notes due 2009.

A current report on Form 8-K was filed by the Company on June 18, 2002 announcing the pricing and the closing of the placement of the $175 million senior notes due 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Doretha Christoph

Doretha Christoph,
Vice President of Finance and Chief Financial Officer
Date:	August 7, 2002

EXHIBIT INDEX

Exhibit No.	Document

4.1	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association and the guarantors named therein (incorporated by reference to Exhibit 4.1 to the registrant’s Form S-4 filed July 29, 2002 (No. 333-97245).

4.2	Forms of 9 3/4% Senior Notes due 2009 (incorporated by reference to Exhibits A and B to the Indenture filed as Exhibit 4.1 to the registrant’s Form S-4 filed July 29, 2002 (No. 333-97245).

4.3	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation and the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., SunTrust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-4 filed July 29, 2002 (No. 333-97245).

10.17	Fifth Amendment and Waiver under the $300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the Fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits (incorporated by reference to Exhibit 10.17 to the registrant’s Form S-4 filed July 29, 2002 (No. 333-97245).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.