Form 10-Q
period 2002-09-30
INTERMET CORP
filed 2002-11-14
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

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

At November 8, 2002 there were 25,491,178 shares of common stock, $0.10 par value, outstanding.

Part I –	Financial Information
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Controls and Procedures
Part II –	Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index
Exhibit 3.2	By-laws of INTERMET Corporation, as amended October 10, 2002
Exhibit 99.1	Certification of Chief Executive Officer
Exhibit 99.2	Certification of Chief Financial Officer

INDEX

INTERMET Corporation

Page No.	Description

4	PART I.	FINANCIAL INFORMATION
4 – 7	Item 1	Interim Condensed Consolidated Financial Statements (Unaudited)
8 – 27		Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
28 – 32	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
32	Item 3	Quantitative and Qualitative Disclosures About Market Risk
33	Item 4	Controls and Procedures
34	PART II.	OTHER INFORMATION
34	Item 1	Legal Proceedings
35	Item 6	Exhibits and Reports on Form 8-K
36		Signature
37 – 38		Certifications
39		Exhibit List

Part I — Financial Information

Item 1. Financial Statements

INTERMET Corporation

Interim Condensed Consolidated Statements of Income
(Unaudited)
(in thousands of dollars, except for per share data)

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	$196,564	$197,264	$620,618	$648,993
Cost of sales	184,518	185,214	565,108	597,792

Gross profit	12,046	12,050	55,510	51,201
Operating expenses:
Selling, general and administrative	8,089	6,929	24,774	23,268
Goodwill amortization	—	1,572	—	4,498
Other operating (income) expense	(460)	279	(223)	218

	7,629	8,780	24,551	27,984
Operating profit	4,417	3,270	30,959	23,217
Other income (expense):
Interest expense, net	(7,614)	(9,035)	(20,373)	(24,327)
Other income (expense) , net	(511)	260	116	2,476

	(8,125)	(8,775)	(20,257)	(21,851)
(Loss) income before income taxes	(3,708)	(5,505)	10,702	1,366
Provision for income taxes (benefits)	(2,695)	(2,100)	2,007	1,106

Net (loss) income before extraordinary item and cumulative effect of a change in accounting principle	(1,013)	(3,405)	8,695	260
Extraordinary item, net of tax	—	—	(603)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	481	—

Net (loss) income	($1,013)	($3,405)	$8,573	$260

(Loss) earnings per common share:
Basic
(Loss) earnings before extraordinary item and cumulative effect of a change in accounting principle	($0.04)	($0.13)	$0.34	$0.01
Extraordinary item	—	—	(0.02)	—
Cumulative effect of a change in accounting principle	—	—	0.02	—

(Loss) earnings per share — basic	($0.04)	($0.13)	$0.34	$0.01

Diluted
(Loss) earnings before extraordinary item and cumulative effect of a change in accounting principle	($0.04)	($0.13)	$0.33	$0.01
Extraordinary item	—	—	(0.02)	—
Cumulative effect of a change in accounting principle	—	—	0.02	—

(Loss) earnings per share — diluted	($0.04)	($0.13)	$0.33	$0.01

Weighted average shares outstanding:
Basic	25,462	25,373	25,430	25,370
Diluted	25,803	25,373	25,747	25,459

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$5,676	$13,866
Accounts receivable:
Trade, less allowance for doubtful accounts of $9,221 in 2002 and $10,727 in 2001	90,149	95,601
Other	13,799	16,439

	103,948	112,040
Inventories	66,349	71,857
Other current assets	31,743	33,632

Total current assets	207,716	231,395
Property, plant and equipment, at cost	659,454	646,637
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	318,966	275,881

Net property, plant and equipment	340,488	370,756
Goodwill, net	217,016	217,016
Other noncurrent assets	34,122	24,166

Total assets	$799,342	$843,333

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$76,623	$81,244
Accrued liabilities	78,288	63,008
Long term debt due within one year	1,587	173,352

Total current liabilities	156,498	317,604
Noncurrent liabilities:
Long term debt due after one year	296,670	190,070
Retirement benefits	60,254	60,583
Other noncurrent liabilities	17,660	21,796

Total noncurrent liabilities	374,584	272,449
Shareholders’ equity:
Common stock	2,601	2,590
Capital in excess of par value	57,133	56,761
Retained earnings	213,017	207,512
Accumulated other comprehensive income	(4,413)	(13,389)
Unearned restricted stock	(78)	(194)

Total shareholders’ equity	268,260	253,280

Total liabilities and shareholders’ equity	$799,342	$843,333

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Nine months ended

	September 30,	September 30,
	2002	2001

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net income	$8,573	$260
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,737	44,566
Results of equity investment	(692)	(668)
Net increase (decrease) in operating assets and liabilities	20,039	(12,502)

Net cash provided by operating activities	67,657	31,656
Investing activities:
Additions to property, plant and equipment	(6,880)	(31,509)
Proceeds from insurance	—	3,210
Additions to property, plant and equipment covered by insurance	—	(3,210)
Other	360	—

Net cash used in investing activities	(6,520)	(31,509)
Financing activities:
Payments on long-term debt	(171,750)	(200,000)
Proceeds from debt offering	175,000	—
Proceeds from term loan	—	182,750
Net (decrease) increase in other debt	(68,461)	17,740
Payment of debt issue costs	(5,940)	—
Dividends paid	(3,056)	(3,048)
Issuance of common stock	490	65

Net cash used in financing activities	(73,717)	(2,493)
Effect of exchange rate changes on cash and cash equivalents	4,390	1,059

Net decrease in cash and cash equivalents	(8,190)	(1,287)
Cash and cash equivalents at beginning of period	13,866	19,737

Cash and cash equivalents at end of period	$5,676	$18,450

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2002 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our 2001 Annual Report and 10-K filing for complete financial statement and footnotes.

The data provided for the three and nine months ended September 30, 2001 vary from amounts previously reported on the INTERMET Form 10-Q for the quarter ended September 30, 2001. See note 13 to the audited financial statements contained in the INTERMET Form 10-K for the year ended December 31, 2001 for a reconciliation of the amounts given with those previously reported.

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

In June 2002, SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued, which supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2002 (Unaudited)

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	2002	2001

Finished goods	$14,791	$15,756
Work in process	10,416	12,080
Raw materials	3,854	6,259
Supplies and patterns	37,288	37,762

	$66,349	$71,857

3. Property, Plant and Equipment

Gross property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	December 31,
	2002	2001

Land	$5,225	$5,204
Buildings and improvements	130,485	122,425
Machinery and equipment	512,307	505,025
Construction in progress	11,437	13,983

	$659,454	$646,637

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

4. Adoption of Accounting Policy

We have goodwill consisting of costs in excess of net assets acquired of $217.0 million, which is net of accumulated amortization of $21.9 million at both September 30, 2002 and December 31, 2001. On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). As required under SFAS 142, we wrote off negative goodwill of $481,000, net of taxes, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. In addition, we performed impairment tests of our goodwill as required and determined that no impairment of the goodwill existed at the effective date of adoption.

The following table is presented as if goodwill was no longer amortized as of January 1, 2001 (in thousands of dollars, except per share data):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Reported net (loss) income after extraordinary item and cumulative effect of a change in accounting principle	($1,013)	($3,405)	$8,573	$260
Add back: Goodwill amortization, net of taxes	—	1,307	—	3,733

Adjusted net (loss) income	($1,013)	($2,098)	$8,573	$3,993

Basic (loss) earnings-per-share:
Reported net (loss) income	($0.04)	($0.13)	$0.34	$0.01
Add back: Goodwill amortization, net of taxes	—	0.05	—	0.15

Adjusted net (loss) income	($0.04)	($0.08)	$0.34	$0.16

Diluted (loss) earnings-per-share:
Reported net (loss) income	($0.04)	($0.13)	$0.33	$0.01
Add back: Goodwill amortization, net of taxes	—	0.05	—	0.15

Adjusted net (loss) income	($0.04)	($0.08)	$0.33	$0.16

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

5. Debt

In July of 2001 we entered into an agreement with our banks providing for a new term loan facility for $182.8 million, replacing an existing $200 million term loan and a $15 million unsecured note. At the same time, we renegotiated certain terms of our existing $300 million revolving credit facility. The interest rate on our revolving credit facility is currently LIBOR plus 3.00% (as of September 30, 2002 the rate was approximately 4.80%). The revolving credit facility expires in November, 2004.

On June 13, 2002, we completed a senior note offering of $175 million. The notes bear a fixed rate of interest at 9.75% and will mature on June 15, 2009. Interest is due June 15 and December 15, commencing December 15, 2002. The notes are unsecured and rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay the remaining balance on the bank term loan ($161.7 million) and for working capital purposes. Debt issuance costs of $5.9 million capitalized in connection with the debt offering are included in “other noncurrent assets” in the accompanying balance sheet and are being amortized over seven years. See note 12 for additional information regarding the senior unsecured notes.

Long term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	2002	2001

Revolving credit facility	$81,000	$148,000
Term loan	—	171,750
Industrial revenue bonds	40,200	41,050
Capitalized leases and other debt	2,057	2,622
Senior notes from June, 2002 offering	175,000	—

Total debt	298,257	363,422
Less amounts due within one year	1,587	173,352

Debt due after one year	$296,670	$190,070

Maturities of long-term debt at September 30, 2002 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending
September 30, 2003	$1,587
September 30, 2004	1,434
September 30, 2005	82,547
September 30, 2006	2,189
September 30, 2007	500
Thereafter	210,000

$298,257

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

6. Derivative Financial Instruments

We enter into various derivative transactions pursuant to our risk management policies. We do not use derivative financial instruments for trading purposes.

We have an interest rate swap agreement with notional amount of $50 million to manage our exposure to the interest rate risk associated with our debt. We have designated this swap transaction as a cash flow hedge. This hedge is considered to be perfectly effective. Therefore, the entire change in the fair value of the swap agreement has been recognized in Other Comprehensive Income, and no hedge ineffectiveness is recorded in earnings.

In addition, we have foreign currency forward contracts to hedge our exposure to Euro denominated loans from our European operation. We have designated these forward contracts as fair value hedges. At September 30, 2002, the face value of these foreign currency forward contracts was $12.2 million. The change in the fair value of such contracts was not material to our financial statements.

7. Comprehensive Income

Total comprehensive income consisted of the following (in thousands of dollars):

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net (loss) income	($1,013)	($3,405)	$8,573	$260
Other comprehensive (loss) income:
Fair value of interest rate swap	(99)	(557)	213	(1,247)
Foreign currency translation adjustment	(1,342)	3,276	8,763	3,015

Total other comprehensive (loss) income	(1,441)	2,719	8,976	1,768

Total comprehensive (loss) income	($2,454)	($686)	$17,549	$2,028

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

8. Reporting for Business Segments

We evaluate the operating performance of our business units individually. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The ferrous-metals segment consists of ferrous foundry operations and their related machining operations. The light-metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Corporate and other consists of operations that do not fall within the ferrous-metals or light-metals segments and has been combined with the corporate business unit and its related expenses and eliminations. This information is displayed in the following table:

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended September 30, 2002:
Net sales	$127,082	$65,521	$3,961	$196,564

Operating profit (loss)	5,042	2,335	(2,960)	4,417
Interest expense, net	(673)	(1,051)	(5,890)	(7,614)
Other expense, net	—	—	(511)	(511)
Tax (expense) benefit	(794)	(540)	4,029	2,695

			Net loss	($1,013)

Three-month period ended September 30, 2001:
Net sales	$122,899	$69,616	$4,749	$197,264

Operating profit (loss)	2,008	2,961	(1,699)	3,270
Interest expense, net	(2,133)	(1,485)	(5,417)	(9,035)
Other income, net	—	—	260	260
Tax (expense) benefit	304	(610)	2,406	2,100

			Net loss	($3,405)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Nine-month period ended September 30, 2002:
Net sales	$400,864	$208,930	$10,824	$620,618

Operating profit (loss)	21,745	15,979	(6,765)	30,959
Interest expense, net	(3,052)	(3,278)	(14,043)	(20,373)
Other income, net	—	—	116	116
Tax (expense) benefit	(5,605)	(5,107)	8,705	(2,007)
Extraordinary item	—	—	(603)	(603)
Cumulative effect of a change in accounting principle	481	—	—	481

			Net income	$8,573

Nine-month period ended September 30, 2001:
Net sales	$406,028	$230,231	$12,734	$648,993

Operating profit (loss)	23,350	9,891	(10,024)	23,217
Interest expense, net	(5,119)	(4,661)	(14,547)	(24,327)
Other income, net	1,555	—	921	2,476
Tax (expense) benefit	(6,451)	(2,445)	7,790	(1,106)

			Net income	$260

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

9. Environmental and Legal Matters

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of potential fines or penalties or the cost of remedial action, if any.

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at our New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from us and others in the Circuit Court for the City of Radford, Virginia. It is also possible that one or more of the other defendants in these cases might assert cross-claims against us. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against us are barred by the laws of Virginia governing workers compensation. We have both primary and excess liability insurance policies covering potential liability to employees and others and believe that we are adequately insured against any likely liability for the deaths or injuries arising out of this incident. However, if we were held to be liable in these cases, and if our insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

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

September 30, 2002 (Unaudited)

10. Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders of common stock by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options and issuance of unearned restricted stock.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)
(in thousands of dollars, except per share data)

	For the three months ended		For the nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:
Net (loss) income	($1,013)	($3,405)	$8,573	$260

Denominator:
Denominator for basic earnings per share — weighted average shares	25,462	25,373	25,430	25,370

Effect of dilutive securities:
Employee stock options and unearned restricted stock	341	—	317	89

Denominator for diluted earnings per share — adjusted weighted average shares and assumed exercise of options	25,803	25,373	25,747	25,459

Basic (loss) earnings per share	($0.04)	($0.13)	$0.34	$0.01

Fully diluted (loss) earnings per share	($0.04)	($0.13)	$0.33	$0.01

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

11. Impairment of Assets and Shutdown

We permanently closed our Alexander City lost foam aluminum plant on December 21, 2001. The Alexander City plant assets are being held for sale. Alexander City is included in the light metals segment of the Reporting For Business Segments footnote. The plant was purchased in 1995 and had employed 117 people. Alexander City had revenues and operating losses of $32.3 million and $2.8 million, respectively, for the nine months ended September 30, 2001.

The decision to close this foundry was the principal reason for recording an $11.7 million charge for impairment of assets and a $1.2 million charge for shutdown costs in the fourth quarter of 2001. The accrual for shutdown costs which is included in “Accrued liabilities” in the accompanying balance sheets as of December 31, 2001 consisted of $0.7 million for environmental remediation and disposal costs, $0.4 million for severance (for 18 salaried employees) and employee related costs, and $0.1 million in legal costs. During the nine months ended September 30, 2002, Intermet paid all of the $0.4 million of severance accrued for at December 31, 2001.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

12. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of September 30, 2002, the Parent and the Combined Guarantor Subsidiaries had approximately $120.2 million of secured debt outstanding and approximately $161.7 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of September 30, 2002.

Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined group.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Three months ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$180,003	$21,154	$(4,593)	$196,564
Cost of sales	—	169,552	19,550	(4,584)	184,518

Gross (loss) profit	—	10,451	1,604	(9)	12,046
Selling, general and administrative	883	5,364	1,652	190	8,089
Other operating (income) expenses	4	19	(294)	(189)	(460)

Operating (loss) profit	(887)	5,068	246	(10)	4,417
Other income and expenses:
Interest (expense) income, net	(5,806)	(1,976)	168	—	(7,614)
Other (expense) income , net	(127)	(140)	(244)	—	(511)

(Loss) income before income taxes	(6,820)	2,952	170	(10)	(3,708)
Income tax (benefit) expense	(3,342)	1,259	(612)	—	(2,695)

Net (loss) income	$(3,478)	$1,693	$782	$(10)	$(1,013)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Three months ended September 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$178,517	$21,624	$(2,877)	$197,264
Cost of sales	(61)	169,776	18,286	(2,787)	185,214

Gross (loss) profit	61	8,741	3,338	(90)	12,050
Selling, general and administrative	694	6,497	1,276	34	8,501
Other operating (income) expenses	183	111	19	(34)	279

Operating (loss) profit	(816)	2,133	2,043	(90)	3,270
Other income and expenses:
Interest (expense) income, net	(5,260)	(3,484)	(291)	—	(9,035)
Other (expense) income, net	—	(18)	278	—	260

(Loss) income before income taxes	(6,076)	(1,369)	2,030	(90)	(5,505)
Income tax (benefit) expense	(2,030)	(412)	342	—	(2,100)

Net (loss) income	$(4,046)	$(957)	$1,688	$(90)	$(3,405)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Nine months ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$565,327	$66,775	$(11,484)	$620,618
Cost of sales	(35)	517,727	58,891	(11,475)	565,108

Gross (loss) profit	35	47,600	7,884	(9)	55,510
Selling, general and administrative	3,296	16,201	4,706	571	24,774
Other operating (income) expenses	105	18	223	(569)	(223)

Operating (loss) profit	(3,366)	31,381	2,955	(11)	30,959
Other income and expenses:
Interest (expense) income, net	(13,792)	(6,902)	321	—	(20,373)
Other (expense) income, net	(391)	239	268	—	116

(Loss) income before income taxes	(17,549)	24,718	3,544	(11)	10,702
Income tax (benefit) expense	(7,642)	9,881	(232)	—	2,007

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(9,907)	14,837	3,776	(11)	8,695
Extraordinary item, net of tax	(603)	—	—	—	(603)
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481

Net (loss) income	$(10,510)	$14,837	$4,257	$(11)	$8,573

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Nine months ended September 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$592,077	$69,869	$(12,953)	$648,993
Cost of sales	829	552,609	56,371	(12,017)	597,792

Gross (loss) profit	(829)	39,468	13,498	(936)	51,201
Selling, general and administrative	3,220	19,633	4,732	181	27,766
Other operating (income) expenses	758	363	(722)	(181)	218

Operating (loss) profit	(4,807)	19,472	9,488	(936)	23,217
Other income and expenses:
Interest (expense) income, net	(14,432)	(10,091)	196	—	(24,327)
Other (expense) income, net	30	391	2,055	—	2,476

(Loss) income before income taxes	(19,209)	9,772	11,739	(936)	1,366
Income tax (benefit) expense	(5,968)	4,445	2,887	(258)	1,106

Net (loss) income	$(13,241)	$5,327	$8,852	$(678)	$260

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	As of September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,635	$1,918	$2,123	$—	$5,676
Accounts receivable, net	114	79,927	23,907	—	103,948
Inventories	—	58,299	8,109	(59)	66,349
Other current assets	28,521	2,819	402	1	31,743

Total current assets	30,270	142,963	34,541	(58)	207,716
Property, plant and equipment, net	2,907	305,760	31,268	553	340,488
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	20,255	3,246	9,178	1,443	34,122
Intercompany, net	(23,602)	49,016	(27,016)	1,602	—
Investments in subsidiaries	588,978	—	—	(588,978)	—

Total assets	$618,808	$718,001	$47,971	$(585,438)	$799,342

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467	$71,662	$4,000	$(506)	$76,623
Accrued liabilities	19,397	45,433	13,136	322	78,288
Long-term debt due within one year	—	1,457	130	—	1,587

Total current liabilities	20,864	118,552	17,266	(184)	156,498
Long-term debt due after one year	258,700	37,771	199	—	296,670
Retirement benefits	54,400	5,854	—	—	60,254
Other noncurrent liabilities	16,584	6,098	(5,769)	747	17,660

Total noncurrent liabilities	329,684	49,723	(5,570)	747	374,584
Shareholders’ equity	268,260	549,726	36,275	(586,001)	268,260

Total liabilities and shareholders’ equity	$618,808	$718,001	$47,971	$(585,438)	$799,342

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	As of December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$2,328	$466	$11,072	$—	$13,866
Accounts receivable, net	820	90,487	20,733	—	112,040
Inventories	—	64,758	7,158	(59)	71,857
Other current assets	30,578	2,414	639	1	33,632

Total current assets	33,726	158,125	39,602	(58)	231,395
Property, plant and equipment, net	3,971	335,448	30,757	580	370,756
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	12,224	5,053	6,889	—	24,166
Intercompany, net	44,352	(26,627)	(20,770)	3,045	—
Investments in subsidiaries	575,249	—	—	(575,249)	—

Total assets	$669,522	$689,015	$56,478	$(571,682)	$843,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621	$73,796	$6,498	$(671)	$81,244
Accrued liabilities	22,859	27,248	12,414	487	63,008
Long-term debt due within one year	171,750	1,084	518	—	173,352

Total current liabilities	196,230	102,128	19,430	(184)	317,604
Long-term debt due after one year	148,000	39,097	2,973	—	190,070
Retirement benefits	54,824	5,759	—	—	60,583
Other noncurrent liabilities	17,188	7,160	(3,299)	747	21,796

Total noncurrent liabilities	220,012	52,016	(326)	747	272,449
Shareholders’ equity	253,280	534,871	37,374	(572,245)	253,280

Total liabilities and shareholders’ equity	$669,522	$689,015	$56,478	$(571,682)	$843,333

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Nine months ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
CASH FLOW DATA
Net cash provided by (used in) operating activities	$73,378	$6,457	$(12,178)	—	$67,657
Investing activities:
Additions to property, plant and equipment	(1,465)	(4,561)	(854)	—	(6,880)
Other	—	360	—	—	360

Net cash used in investing activities	(1,465)	(4,201)	(854)	—	(6,520)
Financing activities:
Proceeds from debt offering	175,000	—	—	—	175,000
Payments of long-term debt	(171,750)	—	—	—	(171,750)
Net decrease in other debt	(67,350)	(804)	(307)	—	(68,461)
Payment of debt issue costs	(5,940)	—	—	—	(5,940)
Dividends paid	(3,056)	—	—	—	(3,056)
Issuance of common stock	490	—	—	—	490

Net cash used in financing activities	(72,606)	(804)	(307)	—	(73,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,390	—	4,390

Net increase (decrease) in cash and cash equivalents	$(693)	$1,452	$(8,949)	$—	$(8,190)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

	Nine months ended September 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
CASH FLOWS DATA
Net cash provided by (used in) operating activities	$5,481	$26,577	$(402)	$—	$31,656
Investing activities:
Additions to property, plant and equipment	(426)	(21,153)	(9,930)	—	(31,509)
Proceeds from insurance	—	—	3,210	—	3,210
Additions to property, plant and equipment covered by insurance	—	—	(3,210)	—	(3,210)

Net cash used in investing activities	(426)	(21,153)	(9,930)	—	(31,509)
Financing activities:
Proceeds from term loan	182,750	—	—	—	182,750
Payments of long-term debt	(200,000)	—	—	—	(200,000)
Net increase (decrease) in other debt	18,935	(898)	(297)	—	17,740
Dividends paid	(3,048)	—	—	—	(3,048)
Issuance of common stock	65	—	—	—	65

Net cash used in financing activities	(1,298)	(898)	(297)	—	(2,493)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,059	—	1,059

Net increase (decrease) in cash and cash equivalents	$3,757	$4,526	$(9,570)	$—	$(1,287)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2002 (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions

•	Fluctuations in worldwide or regional automobile and light and heavy truck production

•	Changes in practices or policies of our significant customers toward outsourcing their requirements for automotive components

•	Sourcing and pricing practices of our major customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy and scrap steel, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our major customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of assets

•	Our ability to meet the financial covenants set forth in our debt agreements

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the third quarter of 2002 cash flow from operations totaled $ 67.7 million compared to $31.7 million for the same period last year. Depreciation and amortization expense for the nine months ended September 30, 2002 was $39.7 million. For the nine months ended September 30, 2002, after adjusted for the effect of exchange rates, accounts receivable decreased by $10.3 million while inventory decreased by $6.3 million compared to December 31, 2001. The reduction in accounts receivable is a result of management efforts to improve collection at some of our major customers. As of September 30, 2002, after adjusted for the effect of exchange rates, accounts payable decreased by $5.3 million while accrued liabilities increased by $13.8 million compared to December 31, 2001. The increase in accrued liabilities is due partially to the accrued taxes on the earnings during the nine months ended September 30, 2002. During the first nine months of 2002 we spent $6.9 million for the purchase of property, plant and equipment. Borrowings under our bank revolving credit facility decreased by $67 million during the first nine months of 2002. The bank term loan, with an outstanding balance of $171.7 million, was repaid in full in June of 2002 with the proceeds from our $175 million senior note issue (see footnote 5, Debt, for further detail). Additionally, we paid $3.1 million in dividends during the first nine months of 2002. The Company has committed capital not yet spent of approximately $3.5 million as of September 30, 2002. We anticipate that the funds needed for the committed capital spending will come from operations.

At September 30, 2002, our revolving credit agreement provides for loans up to $300 million in the aggregate, of which $81 million is outstanding. Revolving credit agreement covenants limit our availability to access the entire $300 million. In addition, our senior note issue has a balance of $175 million and we have other debt of approximately $42.3 million.

Our revolving credit agreement requires us to maintain certain financial ratios. We are in compliance with these covenants as of September 30, 2002. The revolving credit agreement financial covenant ratios as of September 30, 2002 are provided below.

Financial Covenant	Requirement		Actual

Fixed charge coverage ratio	>	1.00 : 1	1.68 : 1
Consolidated EBITDA to Consolidated interest expense	>	3.00 : 1	3.19 : 1
Funded Debt to Consolidated EBITDA	<	4.00 : 1	3.68 : 1
Capital expenditures	<	$50,000	$14,461

The above financial covenant ratios will change in the future over the remaining term of our revolving credit agreement in accordance with the terms set forth in the agreement.

For financial covenant purposes, the ratios are calculated based on the last twelve months (LTM) activities. EBITDA is calculated as the sum of net income, income taxes, interest expense, depreciation and amortization. For the purpose of this calculation, amortization of financing costs is included in interest expense. EBITDA per the revolving credit agreement was $17.4 million and $18.4 million for the three months ended September 30, 2002 and September 30, 2001, respectively.

EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but has been presented because we use it to evaluate our operating performance relative to our revolving credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measure of financial performance prepared in accordance with accounting principles generally accepted in the United States.

Material Changes in Results of Operations — Three months ended September 30, 2002

Sales for the third quarter of 2002 were $196.6 million, an increase of $8.2 million or 4.4% as compared to sales in the same period in 2001 of $188.4 million, after excluding the sales revenue of the Alexander City plant of $8.9 million in the third quarter of 2001. The Alexander City plant was closed in December 2001 (see footnote 11, Impairment of Assets and Shutdown, for details). The increase in sales is attributable mainly to the launch of an axle carrier program and the growth of our new business in steering knuckles made with our pressure-counter-pressure casting (PCPCTM) process. Ferrous-metals segment sales were $127.1 million during the third quarter of 2002 compared to $122.9 million for the same period last year, representing an increase in sales of $4.2 million or 3.4%. Light-metals segment sales were $65.5 million during the third quarter of 2002, an increase of $4.8 million or 7.9% compared to $60.7 million during the third quarter of 2001, after excluding the sales revenue of the Alexander City plant of $8.9 million.

Domestic sales for the third quarter were $175.4 million, slightly down from $175.6 million for the same period last year. Domestic sales were $175.4 million in the third quarter of 2002, an increase of $8.6 million or 5.2% compared to $166.8 million in the third quarter of 2001, after excluding the sales revenue of the Alexander City plant. European sales during the three months ended September 30, 2002 were $21.2 million, slightly down from $21.6 million for the same period last year as a result of a soft European market which reduced by 1.8% during the third quarter of 2002. The effect of changes in the exchange rates on consolidated European sales was a favorable $2.4 million during the three-month period ended September 30, 2002.

Gross profit for the three months ended September 30, 2002 and 2001 was $12.0 million and $12.1 million, respectively. Gross profit as a percentage of sales for the three months ended September 30, 2002 was 6.1%, same as that for the same period in 2001. Excluding the results of Alexander City, which closed in December, 2001, gross profit as a percentage of sales for the three months ended September 30, 2002 and 2001 would have been 6.2% and 6.0%, respectively. The slight increase in gross profit margin is due to improvement in production efficiency.

In the third quarter of 2002, we charged $1.7 million to “Cost of Sales” for the probable write-off of fixed assets at one of our facilities. During the fourth quarter of 2002 we are going to complete the fixed assets inventory and reconciliation at this location. A subsequent adjustment to the $1.7 million amount recorded may be required.

Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were 4.1% and 3.5% of sales, respectively. As a result of debt reduction, net interest expense for the third quarter 2002 was $7.6 million, which was $1.4 million less than the same period last year.

The effective income tax benefit rate was 72.7% and 38.1% for the third quarter of 2002 and 2001, respectively. The effective income tax benefit rate in the third quarter of 2002 was higher than the statutory rate primarily because the income tax benefits for the quarter included state tax and foreign tax benefits. Also included were the release of tax reserves and the utilization of one-time state tax credits. The effective income tax benefit rate in the third quarter of 2001 was higher than the statutory rate mainly because of tax planning in Europe, but the tax benefit was partially offset by the nondeductible amortization of goodwill related to various acquisitions made in the past. Goodwill amortization, net of taxes, in third quarter of 2001 was $1.3 million.

Material Changes in Results of Operations — Nine months ended September 30, 2002

Sales for the nine months ended September 30, 2002 were $620.6 million, an increase of $3.9 million or 0.6% as compared to sales in the same period in 2001 of $616.7 million, after excluding the sales revenue of the Alexander City plant of $32.3 million for the nine months ended September 30, 2001. This increase in sales is attributable mainly to the launch of new products and the growth of our new business in steering knuckles made with our PCPCTM process. Ferrous-metals segment sales were $400.9 million during the nine months ended September 30, 2002 compared to $406.0 million for the same period last year, representing a decrease of $5.1 million or 1.3% as a result of a softening vehicle sales in the European market, which decreased by 3.7% during the nine months ended September 30, 2002 as compared with the same period last year as well as lower demand on certain customer platforms and engine models. Light-metals segment sales were $208.9 million for the nine months ended September 30, 2002, an increase of $10.9 million or 5.5% compared to $198.0 million during the same period last year, which excluded the sales revenue of the Alexander City plant of $32.3 million.

Domestic sales for the nine months ended September 30, 2002 were $553.8 million, down from $579.1 million for the same period last year. Domestic sales were $553.8 million for the nine months ended September 30, 2002, an increase of $6.9 million or 1.3% compared to $546.9 million the same period in 2001, after excluding the sales revenue of the Alexander City plant. European sales during the nine months ended September 30, 2002 were $66.8 million, down from $69.9 million for the same period last year. The effect of changes in the exchange rates on consolidated European sales was a favorable $3.1 million for the nine-month period ended September 30, 2002.

Gross profit for the nine months ended September 30, 2002 and 2001 was $55.5 million and $51.2 million, respectively. Gross profit as a percentage of sales for the nine months ended September 30, 2002 and 2001 was 8.9% and 7.9%, respectively. Excluding the results of Alexander City, which closed in December, 2001, gross profit as a percentage of sales would have been 9.0% and 8.6%, respectively. The increase in gross profit margin is due to improvement in production efficiency.

Selling, general and administrative expenses were 4.0% of sales for the nine months ended September 30, 2002 and 2001. As a result of debt reduction and lower interest rates, net interest expense for the nine months ended September 30, 2002 was $20.4 million, which was $4.0 million less than the same period last year.

The effective income tax rate was 18.8% and 81.0% for the first nine months of 2002 and 2001, respectively. The effective rate for the nine months ended September 30, 2002 was lower than the statutory rate partly because of the tax strategies in place to reduce various state taxes in the United States, and partly because of tax planning in Europe. The effective rate for the first nine months of 2001 was higher than the statutory rate primarily because of the nondeductible amortization of goodwill related to various acquisitions made in the past. Goodwill amortization, net of taxes, during the nine months ended September 30, 2001 was $3.7 million. The cumulative effect of a change in accounting principle is discussed below in the paragraph “The Impact of Adopting SFAS 142”. No adjustment was made for the impairment of goodwill during the nine months ended September 30, 2002 based on the impairment tests performed by INTERMET.

An extraordinary item related to the extinguishment of the bank term loan of $0.6 million, net of taxes, was recorded in the second quarter of 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our current results. Second, we have risk with regard to foreign currency and its impact on our international operating results. Third, we have risk related to commodity pricing where we experienced price increases in scrap steel, which is one of the primary raw materials used in our operations. These increases will be mitigated in the fourth quarter due to customer contracts that provide for pass-through of cost increases. These pass-through typically have a 60-90 day lag before becoming effective. We also have risk related to commodity pricing in energy costs. Last, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

There has been no material change in market risk since December 31, 2001 with the exception of the raw material costs discussed in the previous paragraph.

Item 4. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II — Other Information

Item 1. Legal Proceedings

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency, which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. We are in the early stages of this investigation. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of any potential fines or penalties or the cost of remedial action, if any.

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at its New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed lawsuits seeking damages from the Company and others in the Circuit Court for the City of Radford, Virginia. It is also possible that one or more of the other defendants in these cases might assert cross-claims against us. We intend to defend these lawsuits on the ground that, among other things, the claims asserted against us are barred by the laws of Virginia governing workers compensation. We have both primary and excess liability insurance policies covering potential liability to employees and others and believe that we are adequately insured against any likely liability for the deaths or injuries arising out of this incident. However, if we were held to be liable in these cases, and if our insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On August 15, 2002, we filed a report on Form 8-K containing press releases related to the resignation of our Chief Financial Officer and the appointment of a new Chief Financial Officer.

On September 13, 2002, we filed a report on Form 8-K containing a press release concerning our 3rd quarter 2002 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Robert E. Belts Robert E. Belts Vice President of Finance and Chief Financial Officer
Date:	November 13, 2002

Certifications

I, John Doddridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of INTERMET Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ John Doddridge Chairman and Chief Executive Officer

Certifications

I, Robert E. Belts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of INTERMET Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Robert E. Belts Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.2	By-laws of INTERMET Corporation, as amended October 10, 2002
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer