Form 10-K
period 2002-12-31
INTERMET CORP
filed 2003-03-03
CIK 745287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2003 was $105,737,875 based on $4.13 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant's voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

At February 25, 2003 there were 25,602,391 shares of common stock, $0.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II. Portions of the registrant's definitive proxy statement for the 2002 annual meeting of shareholders to be held April 16, 2003 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Part I
ITEM 1.  BUSINESS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Schedule II Valuation and Qualifying Accounts
Signatures
Certifications
Exhibit Index
Exhibit 3.2  By-laws of INTERMET Corporation, as amended through December 10,
             2002
Exhibit 10   Material Contracts
Exhibit 13   INTERMET's Annual Report to Shareholders
Exhibit 21   Subsidiaries of INTERMET
Exhibit 23   Consent of Independent Auditors
Exhibit 24   Power of Attorney
Exhibit 99.1 Certification of Chief Executive Officer
Exhibit 99.2 Certification of Chief Financial Officer

                                     PART I

ITEM 1.  BUSINESS

General

INTERMET is one of the largest independent producers of ductile iron, aluminum, magnesium and zinc castings in the world. In addition, we provide machining and tooling related to our casting business along with a range of other products and services to the automotive and industrial markets. We specialize in the design and manufacture of highly engineered, cast automotive components for the global light truck, passenger car and heavy-duty vehicle markets. These products are used in vehicle powertrain, chassis, electronic components, brakes and other safety and structural parts.

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

Our ferrous metals products include ductile iron and gray iron castings and their related machining operations. These castings include crankshafts, camshafts, steering knuckles, wheel spindles, differential cases, brake calipers and suspension control arms. Our light metals products include aluminum, magnesium and zinc die-castings and their related machining operations. These castings include engine covers, fluid containing covers, brackets, instrument panel frames, connector housings, steering knuckles, airbag controller enclosures and windshield wiper motor enclosures. We provide cast products used by automotive OEMs, including DaimlerChrysler, Ford, General Motors, Volkswagen, BMW, Honda and Toyota, and their leading suppliers throughout the world, such as Delphi, Visteon, PBR Automotive, TRW, Continental, Knorr Bremse and Dana.

As of December 31, 2002, our Ferrous Metals segment had a total average straight time available casting capacity of 654,000 tons, same as that in 2001. Our Light Metals segment had a total average straight time available casting capacity of 72,000 tons as of December 31, 2002, down from 81,000 tons in 2001 due to the closure of our Alexander City Foundry in December 2001.

Based on production, INTERMET's casting facilities, including Europe, operated at an average annual capacity of 70% in 2002, 69% in 2001, and 106% in 2000.

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

We also manufacture precision-machined components for the automotive and industrial markets.

INTERMET's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or through our web site at http://www.intermet.com.

Alexander City Shutdown

In December 2001, we permanently closed our Alexander City, Alabama foundry. Alexander City was included in the Light Metals segment. During 2002, we paid all of the $0.4 million of severance accrued for as of December 31, 2001. See additional discussion in the Management's Discussion and Analysis and in Note 6 to the Consolidated Financial Statements, Impairment of Assets and Shutdown, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing.

Ironton Shutdown

In December 1999, we permanently closed our Ironton, Ohio foundry. Ironton was included in the Ferrous Metals segment. During 2002, we incurred approximately $0.2 million for workers' compensation claims, $0.3 million for health insurance, and $0.1 million for environmental remediation. See additional discussion in the Management's Discussion and Analysis and in Note 6 to the Consolidated Financial Statements, Impairment of Assets and Shutdown, which are included in INTERMET's 2002 annual report to shareholders and furnished as
Exhibit 13 to this filing.

Financial Information about Segments

Sales and net income for the Ferrous Metals segment in 2002 were $529.7 million and $14.7 million, respectively, compared with $526.3 million and $8.4 million, respectively, in 2001. Sales and net income in the Light Metals segment in 2002 were $271.6 million and $9.4 million, respectively, compared with sales and net loss of $300.7 million and $3.3 million, respectively, in 2001. See additional discussion in the Management's Discussion and Analysis and disclosure in Note 3 to the Consolidated Financial Statements, Reporting for Business Segments, which are included in INTERMET's 2002 annual report to shareholders and furnished as
Exhibit 13 to this filing.

Products, Markets and Sales

We focus on value-added cast metal products, which we supply mainly to the automotive market. In 2002, 2001 and 2000, approximately 88.8%, 88.7%, and 84.2% of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories:

- Engine components such as camshafts, crankshafts, bedplates, front covers and camcovers

-    Transmission components such as pump bodies and gear blanks

- Chassis components such as steering knuckles, control arms, steering gear housings, brake housings and supports, spindle carriers and damper forks

- Axle components such as differential cases and carriers, bearing caps, hubs, drums, spring seats and driveline yokes

INTERMET also manufactures a variety of products for the industrial and appliance markets. In 2002, 2001, and 2000, approximately 11.2%, 11.3%, and 15.8% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales by market for 2002 were as follows:

                                                                   Market
                                           ----------------------------------------------------
                                              Automotive         Industrial            Total
                                              ----------         ----------            -----
     Reportable segment:
        Ferrous metals segment                   61.2%              3.8%                65.0%
        Light metals segment                     27.1%              6.2%                33.3%
        Other                                     0.5%              1.2%                 1.7%
                                           ----------------    ---------------     -------------
     Total                                       88.8%             11.2%               100.0%
                                           ================    ===============     =============

Reportable segment sales by market for 2001 were as follows:


                                                                   Market
                                           ----------------------------------------------------
                                              Automotive         Industrial            Total
                                              ----------         ----------            -----
     Reportable segment:
        Ferrous metals segment                   58.6%              3.8%                62.4%
        Light metals segment                     29.6%              6.1%                35.7%
        Other                                     0.5%              1.4%                 1.9%
                                           ----------------    ---------------     -------------
     Total                                       88.7%             11.3%               100.0%
                                           ================    ===============     =============


Reportable segment sales by market for 2000 were as follows:

                                                                   Market
                                           ----------------------------------------------------
                                              Automotive         Industrial            Total
                                              ----------         ----------            -----
     Reportable segment:
        Ferrous metals segment                   59.4%              1.7%                61.1%
        Light metals segment                     23.9%              8.2%                32.1%
        Other                                     0.9%              5.9%                 6.8%
                                           ----------------    ---------------     -------------
     Total                                       84.2%             15.8%               100.0%
                                           ================    ===============     =============


INTERMET has a long-standing quality assurance program. All of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. In addition, we received various quality awards from our customers during 2002, including:

         -    Ortech Quality Achievement - Quality and Delivery Objectives 2001

         -    GM Service Parts Operations - 100% On Time Delivery 2001

         -    Hitachi Supplier Performance Award 2001

         -    Best in Class Award 2002 for Magnesium Instrument Panel Frame

We primarily market our products through our own sales and customer service staff. We use independent sales representatives in Europe and, to a limited degree, in the United States. INTERMET's principal sales office is in Michigan. We primarily produce to customer order and do not maintain any significant inventory of finished goods not on order.

Our own sales staff acts as a liaison between our customers and our production personnel. Through our product engineering group, we offer assistance at the design stage of customer programs. We employ quality assurance representatives and engineers who work with our customers' manufacturing personnel to detect and avoid potential problems and to develop new product opportunities for us. In addition to working with our customers' purchasing personnel, our product engineers frequently work closely with our customers' design engineers and other technical staff.

INTERMET supplies cast products to automotive OEMs directly or through Tier 1 and Tier 2 suppliers. Our cast products are included on approximately 200 vehicle models. Net sales to customers exceeding 10% of consolidated net sales, and sales to other major customers, were as follows (as a percentage of consolidated net sales):


     Customer:                           2002           2001         2000
                                        -------        -------      -------
     DaimlerChrysler                      20%            21%          18%
     Delphi                               13%             9%           8%
     Ford                                 11%            11%          11%
     General Motors                        7%             6%           6%
     Visteon                               6%             6%           7%
     PBR                                   5%             4%           3%


The loss of any of these customers or a substantial reduction in their purchases would have a material adverse effect on us. Our six largest customers accounted for approximately 62%, 57%, and 53% of consolidated net sales during 2002, 2001, and 2000, respectively.

Net sales by market were as follows (as a percentage of consolidated net sales):

                                                            Percentage of Net Sales
                                                      -----------------------------------
                                                         2002         2001         2000
                                                         ----         ----         ----
     North American passenger cars and light trucks       78%          80%          75%
     North American industrial and heavy vehicles          6%           5%          11%
     European light and heavy duty vehicles               11%          11%          10%
     Other                                                 5%           4%           4%
                                                        -------      -------      -------
     Total                                               100%         100%         100%
                                                        =======      =======      =======

Sales of ferrous metals castings were 465,000, 461,000, and 594,000 tons in 2002, 2001, and 2000, respectively. The increase in tons sold in 2002 compared to 2001 is mainly due to the launch of new products. The decrease in tons sold in 2001 compared to 2000 was mainly due to the downturn in the economy and business that was lost because of the explosion that occurred in 2000 at our New River foundry.

Sales of light metals castings were 41,000, 43,000, and 51,000 tons in 2002, 2001, and 2000, respectively. The decrease in tons sold in 2002 compared to 2001 is more than accounted for by a plant closure in the fourth quarter of 2001. The decrease in tons sold in 2001 compared to 2000 was due to the downturn in the economy.

Design, Manufacturing and Machining

We have a technical center in Lynchburg, Virginia that provides design and engineering services to our customers. In addition, we provide technical support to all of our plants worldwide. We furnish our customers with design support using their own computer-aided design and engineering languages and our cast metal process simulation software. Our design and engineering teams also assist our customers in the initial stages of product creation and modification.

Our capabilities include finite element analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer-aided design techniques, to assist our customers in the initial stages of product design and prototype creation. These techniques greatly enhance our design and flexibility. In addition, we can substantially reduce the time required to produce sample castings, depending on the complexity of the products. INTERMET's goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that reduce weight, use alternative materials or incorporate more efficient manufacturing processes. INTERMET's product and manufacturing process development work includes the development of new products and processes that can broaden our overall product offerings and capabilities. We believe that our advanced design and engineering capabilities serve as a significant competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Our Ferrous Metals segment produces ductile iron and gray iron castings. Our ferrous metal castings range from small products weighing approximately one pound each to products weighing up to 150 pounds each. Ductile iron's use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The ferrous metals cast production process involves melting steel scrap and pig iron in a cupola melter or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

Our Light Metals segment produces die-castings of aluminum, magnesium and zinc, which are lower weight alternative metals. Our light metal castings range from small products weighing less than one pound each to products weighing up to 50 pounds each. Die casting is a metal component casting process in which molten aluminum, magnesium or zinc is introduced into metal dies and solidified. Pressure-counter-pressure casting (PCPC TM) is a casting method in which molten metal, usually aluminum, is introduced into a permanent die cavity with low-pressure gas applied to the metal in a sealed furnace. Solidification of the metal is controlled by extensive cooling lines placed throughout the die cavity and by the precise application of pressure.

Customers usually specify the properties their castings are to embody, such as hardness and strength, and we determine how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain the quality and performance consistency of the castings. Electronic testing and monitoring equipment, including x-ray, real-time radioscopy, ultrasonic, magnetic-particle and spectroscopy, is used extensively in grading scrap metal, analyzing molten metal and testing castings. We also use testing equipment and procedures to provide particular tests for our castings as requested by customers.

Most castings require machining before they can be put to their ultimate use. This machining may include drilling, boring, milling, threading or cutting operations. Many customers provide their own machining for castings or have them machined by third parties. We operate two facilities, one in Midland, Georgia and one in Racine, Wisconsin, that machine castings produced by us and by others. We also own a precision machining company in Elk Grove Village, Illinois. In addition, most of our light metals casting plants have machining integral in the casting operation. We also contract with other companies to machine castings that we produce, before the castings are shipped to customers.

Raw Materials

Steel scrap is the primary raw material INTERMET uses to manufacture ferrous metals castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any steel scrap supplier. The cost of steel scrap is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations.

In producing die cast light metals castings, the primary raw material we use is secondary aluminum ingot. We purchase aluminum using spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any aluminum suppliers. The cost of aluminum ingot is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. For PCPC TM, the primary raw material is primary aluminum T-sow bar. This is obtained from a primary smelting source. We have contractual arrangement with our major customers that track the price to a published index and allow us to adjust our casting prices to reflect such fluctuations.

We have contractual arrangements with some of our suppliers, which expire at various times through 2003, for the purchase of various materials, other than steel scrap or secondary aluminum ingot, used in the manufacturing process. These contracts provide some limited protection against price increases of raw materials. Other than as noted above, we do not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloys and other materials.

Cyclicality and Seasonality

Although most of our products are generally not affected by year-to-year automotive style changes, model changes may have a significant impact on sales. In addition, the inherent cyclicality of the automotive industry has affected our sales and earnings during periods of slow economic growth or recession. Our third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for holidays, vacations and model changeovers.

Backlog

Most of INTERMET's business involves supplying all or a portion of the customer's annual requirements stated in blanket purchase orders. Customers typically issue firm releases and shipping schedules on a monthly basis. Our backlog at any time generally consists only of the orders that have been released for shipment.

Competition

INTERMET competes with many other foundries domestically and internationally. Some of these foundries are owned by major users of ferrous castings. For example, the three largest automobile manufacturers in North America, which are among our largest customers, operate their own foundries. However, they also purchase a significant number of castings from INTERMET and other companies, and there is a trend toward increased outsourcing by these three automobile manufacturers. Our castings also compete, to some degree, with malleable iron castings, other metal castings and steel forgings and stampings.

The machining industry is highly fragmented and competitive. As in the foundry industry, major purchasers of machined components often have significant in-house capabilities to perform their own machining work.

INTERMET competes primarily on the basis of product quality, engineering, service and price. We emphasize our ability to produce complex products in order to compete for value-added castings.

Research and Development

INTERMET conducts process and product development programs for both its ferrous metals and light metals products, principally at a technical center in Lynchburg, Virginia. Current research and testing projects encompass both new manufacturing processes and product development. The research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing iron castings such as austempering, which enhances the strength and toughness of iron. In addition, we are currently working to develop new materials, improve product manufacturing processes and improve characterization of material properties. We directly expensed $1.3 million , $1.7 million, and $1.5 million in 2002, 2001, and 2000, respectively, for basic research and development.

Employees

At January 31, 2003, we employed 5,934 persons, including 5,057 and 877 employees and workers in North America and Europe, respectively. Of the personnel employed in North America, 4,147 were hourly manufacturing personnel and the remainder were clerical, sales and management personnel. Of the personnel employed in Europe, 730 were hourly manufacturing personnel.

Foreign and Domestic Operations and Export Sales

Revenues and identifiable assets for INTERMET's foreign and domestic operations for 2002, 2001, and 2000 were as follows (in thousands of dollars):

                                                  For the year ended December 31,
                                           -------------------------------------------
                                              2002             2001             2000
                                              ----             ----             ----
     Net sales:
       North America                         $726,982        $753,187        $  943,371
       Europe                                  87,950          89,986            95,473
                                             --------        --------        ----------
     Total                                   $814,932        $843,173        $1,038,844
                                             ========        ========        ==========


                                                       As of December 31,
                                           -------------------------------------------
                                              2002             2001             2000
                                              ----             ----             ----
     Identifiable assets in:
       North America                         $683,775        $764,903         $ 841,016
       Europe                                  80,323          75,636            77,780
                                             --------        --------        ----------
     Total                                   $764,098        $840,539         $ 918,796
                                             ========        ========        ==========


Sales by geographic locations of customers for 2002, 2001, and 2000 were as follows (in thousands of dollars):


                                                 For the year ended December 31,
                                           -------------------------------------------
                                              2002             2001             2000
                                              ----             ----             ----
     Sales to unaffiliated customers:
       North America                         $718,871        $746,924          $929,284
       Europe                                  89,879          93,854           106,387
       Other International                      6,182           2,395             3,173
                                             --------        --------        ----------
     Total                                   $814,932        $843,173        $1,038,844
                                             ========        ========        ==========

Executive Officers of the Registrant

Executive officers are elected annually by the Board of Directors at its meeting that immediately follows our annual meeting of shareholders. An executive officer holds office until his or her successor is elected and qualified, or until his or her death, resignation or removal.

The executive officers of INTERMET as of February 25, 2003 along with their ages and principal positions with INTERMET, are as follows:

     Name (Age)                          Principal Position(s)
     ----------                          ---------------------
     John Doddridge (62)                 Chairman of the Board and Chief
                                         Executive Officer

     Gary F. Ruff (51)                   President and Chief Operating Officer

     Robert E. Belts (53)                Vice President -- Finance and Chief
                                         Financial Officer

     Todd A. Heavin (41)                 Vice President, Ferrous Metals

     Jesus M. Bonilla (55)               Vice President, Light Metals

     Alan J. Miller (54)                 Vice President, General Counsel and
                                         Assistant Secretary

     Bytha Mills (47)                    Vice President, Administration

     Thomas E. Prucha (53)               Vice President, Technical Services

     Laurence Vine-Chatterton (53)       Vice President and President --
                                         INTERMET Europe

     Terry C. Graessle (50)              Vice President, Sales and Marketing

Mr. Doddridge became our Chairman of the Board and Chief Executive Officer of INTERMET in 1994. From November 1992 until November 1994, Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and before then he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Dr. Ruff was elected as President and Chief Operating Officer of INTERMET in December 2002. He joined INTERMET as Vice President -- Technical Services in June 1999 and was named Executive Vice President - Technical Services in 2000. Prior to joining INTERMET, he served in a variety of positions at CMI International and its successor company, Hayes Lemmerz International, Inc., both automotive parts suppliers. He served as President of North American Aluminum Wheels -- Hayes Lemmerz International and as Corporate Vice President of Hayes Lemmerz International, Inc. from February 1999 to May 1999. He was the Chief Technical Officer, Executive Vice President and Director of CMI International, Inc. from February 1994 until Hayes-Lemmerz purchased CMI in January 1999.

Mr. Belts joined INTERMET as Vice President -- Finance and Chief Financial Officer in August of 2002 following 14 years with Detroit Diesel Corporation, a manufacturer of heavy-diesel engines. He served as Senior Vice President of Finance and Chief Financial Officer of Detroit Diesel from March 1998 to July 2002 and as Vice President of Finance and Controller from January 1995 to February 1998 before joining INTERMET.

Mr. Heavin joined INTERMET as a Group Vice President in June of 2000 and was named Group Vice President of Ferrous Metals in September 2002. Prior to coming to INTERMET, Mr. Heavin was a Manufacturing Manager for Delphi's Energy and Chassis Division. Prior to that he was employed by United Technologies Automotive for six years as plant manager of the Holland, Michigan plant and subsequently as a general manager in the Interiors group.

Mr. Bonilla joined INTERMET as Group Vice President of Light Metals in September 2002. Prior to joining INTERMET, he served as Group Vice President of Manufacturing and General Manager, Mexico Operations of Exemplar Manufacturing Company, a supplier of automotive wire harnesses. He also served as Vice President, Operations, at the North American Aluminum Wheel - Hayes Lemmerz International, Inc. His early career included operation management positions with Handy & Harman Automotive Group in Laredo, Texas, and Masco Corporation in Mexicali, Mexico.

Mr. Miller joined INTERMET in July 1998 as Corporate General Counsel and was named Vice President and General Counsel in August 1999. He served as Vice President, General Counsel and Secretary at Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998.

Ms. Mills joined INTERMET in February 1997 as Manager of Investor Relations and was promoted to Director, Corporate Affairs in March 1999 and Vice President, Administration in December 2002. Prior to joining INTERMET, Ms. Mills served as Human Resources Manager, Accounting Supervisor and in other positions at Dana Corporation.

Mr. Prucha joined INTERMET in October 1999 as Director, Process Research and Development and was promoted to Vice President, Technical Services in December 2002. Prior to joining INTERMET, Mr. Prucha served as Vice President of

Technology of CMI International for 10 years. He has nearly 30 years of experience in the metal-casting industry, 20 of which were at CMI.

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

Mr. Graessle joined INTERMET in March 2001 as Vice President -- Sales and Marketing. Before coming to INTERMET, Mr. Graessle was Vice President of the Lighting and Wiper Products Group at Federal Mogul Corporation following its acquisition of Cooper Automotive. Prior to that, he was with the Automotive Group of Cooper Industries for 9 years serving as Vice President of Sales and Marketing. Previous to Cooper, Mr. Graessle was with Arvin Industries for 13 years, achieving the position of Sales Director.


ITEM 2.  PROPERTIES

At December 31, 2002, INTERMET operated or had an ownership interest in the following properties:

-    seven ductile iron foundries
-    two ductile and gray iron foundries
-    one aluminum and zinc die-cast foundry
-    one aluminum pressure-counter-pressure castings (PCPC TM) foundry
-    two aluminum die-cast foundries
-    two magnesium die-cast foundries
-    two precision-engineered, close-tolerance, aluminum die-cast foundries
-    two machining and assembly facilities
-    one precision machining facility
-    one research and development foundry
-    one technical center

The following provides information about INTERMET's 20 domestic and international manufacturing locations and the types of products produced at each location:

Name of Plant                                Location                     Type of Products
-------------                                --------                     ----------------
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

Light Metals Segment:
   INTERMET Hannibal Plant                   Hannibal, Missouri           Magnesium die-castings
   INTERMET Jackson Plant                    Jackson, Tennessee           Precision-engineered, close-tolerance, aluminum
                                                                            die-castings
   INTERMET Minneapolis Plant                Minneapolis, Minnesota       Precision-engineered, close-tolerance, aluminum
                                                                            die-castings
   INTERMET Monroe City Plant                Monroe City, Missouri        Aluminum and zinc die-castings
   INTERMET Palmyra Plant                    Palmyra, Missouri            Magnesium die-castings
   INTERMET Pulaski Plant                    Pulaski, Tennessee           Aluminum die-castings
   INTERMET Racine Machining                 Racine, Wisconsin            Machined and assembled components
   INTERMET Racine Plant                     Racine, Wisconsin            Aluminum die-castings
   INTERMET Stevensville Plant               Stevensville, Michigan       Aluminum pressure-counter-pressure castings (PCPC TM)

Other:
   Frisby P.M.C., Incorporated               Elk Grove Village, Illinois  Precision machined components

We also have a 50% equity interest in Fundicao Nodular, S.A., an iron castings company in Porto, Portugal. The company operates its business under the name "INTERMET Portcast Foundry".

All of INTERMET's manufacturing locations are owned, except the Frisby P.M.C. facility, which is leased, and the Jackson Plant and Columbus Foundry facilities, which are leased pursuant to a financing arrangement utilizing industrial revenue bonds. All of INTERMET's owned properties are subject to liens securing bank borrowing. For further information on debt, see Note 8 to the Consolidated Financial Statements, Debt, which is included in INTERMET's 2002 annual report and furnished as Exhibit 13 to this filing.

INTERMET also owns a research and development foundry and leases a technical center, both located in Lynchburg, Virginia. The technical center provides advanced design and engineering services to our customers. In addition, we provide technical support to all of our cast metals and machining plants worldwide.

ITEM 3. LEGAL PROCEEDINGS

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

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at our New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002 the representatives of the three deceased employees, and three of the injured employees, filed six separate lawsuits seeking damages from us and other defendants in the Circuit Court for the City of Radford, Virginia. It is also possible that one or more of the other defendants in these cases might assert cross-claims against us. On December 11, 2002, five of the six cases were dismissed by the court. We have both primary and excess liability insurance policies covering potential liability to employees and others and believe that we are adequately insured against any likely liability for the deaths or injuries arising out of this incident. However, if we were held to be liable in these cases, and if our insurance policies did not provide coverage for the damages, the amounts that could be incurred could be material.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency ("USEPA"), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the USEPA's Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of potential fines or penalties or the cost of remedial action, if any.

INTERMET is also a party to a number of other legal proceedings associated with environmental, employment, commercial, product liability and other matters in the ordinary course of its business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position, results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. For further discussion, see Management's Discussion and Analysis and Note 11 to the Consolidated Financial Statements, Commitments and Contingencies, which are included in INTERMET's 2002 annual report to shareholders, furnished as Exhibit 13 to this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of INTERMET during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the high and low stock prices for each of the calendar quarters for the last two years, see Note 16 to the Consolidated Financial Statements, Quarterly Data and Share Information, which is included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing.

INTERMET's common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol "INMT" and had a closing price of $4.13 on February 25, 2003. Also on February 25, 2003, there were approximately 483 holders of INTERMET's common stock.

During 2002, 2001, and 2000, INTERMET declared dividends of approximately $4.1 million each year, ($0.04 per share per quarter). During 2002, 2001 and 2000, INTERMET paid dividends of approximately $4.1 million, $3.2 million, and $4.1 million, respectively. Under some of our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 2002, approximately $5.0 million, per fiscal year, of our retained earnings is available for the payment of dividends under those agreements. For further discussion of debt, see Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements, Debt, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing.

INTERMET did not sell unregistered securities within the past three years.


ITEM 6.  SELECTED FINANCIAL DATA

            Year Ended December 31                               1998           1999          2000             2001            2002
            ----------------------                               ----           ----          ----             ----            ----
STATEMENT OF OPERATIONS DATA (in thousands of
  dollars)
Net sales (a)(b)(c)                                            $841,598       $956,832     $1,038,844       $843,173        $814,932
Operating profit (d)                                             75,649         62,161         88,692         12,591          36,701
Net income (loss) (d)(e)(f)                                      40,989         36,377         40,908         (8,703)          9,003

SHARE DATA (in thousands, except per share data)
Net income (loss) per common share - diluted                      $1.58          $1.42          $1.61         $(0.34)          $0.35
Cash dividends declared per common share (g)                      $0.16          $0.16          $0.16          $0.16           $0.16
Weighted average common shares outstanding -
  diluted                                                        25,947         25,571         25,438         25,359          25,878

BALANCE SHEET DATA (in thousands of dollars)
Total assets (a)(b)(c)                                         $584,015       $957,292       $918,796       $840,539        $764,098
Total debt (a)(f)                                               163,101        455,040        399,166        363,422         280,103
Shareholders' equity                                            217,005        242,377        279,410        253,280         257,569


(a) In December 1999, we acquired all of the issued and outstanding stock of Diversified Diemakers, Inc., a Missouri manufacturer of magnesium die-cast automotive components, and of Ganton Technologies, Inc., a supplier of die-cast aluminum components to the automotive industry. This partly accounts for the increase in net sales, total assets and total debt in 1999.

(b) In March 2000, we experienced an explosion at our New River Foundry causing a loss in business when the automotive industry was at an all time peak as described in Management's Discussion and Analysis and Note 18 to the Consolidated Financial Statements, Insurance Claims, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing. Without this incident, the net sales and total assets in 2000 would have been higher.

(c) In October 2000, we sold our interest in Iowa Mold Tooling Co. Inc. as described in Management's Discussion and Analysis and Note 4 to the Consolidated Financial Statements, Dispositions, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing. Without this transaction, the net sales and total assets in 2000 would have been higher.

(d) We recorded pretax asset impairment charges and / or shutdown costs of $13.5 million, $7.5 million, and $18.5 million in 2001, 2000 and 1999, respectively. These have negative impact on our operating profit and net income. For further discussion about asset impairment and shutdown costs, see Management's Discussion and Analysis and Note 6 to the Consolidated Financial Statements, Impairment of Assets and Shutdown, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing.

(e) On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under this statement, goodwill is no longer amortized but is subject to annual impairment tests. As required under SFAS No. 142, we wrote off negative goodwill of $481,000, net of taxes, as a cumulative effect of a change in accounting principle. Goodwill amortization, net of taxes, was $5.3 million, $5.3 million, $2.8 million, and $2.7 million in 2001, 2000, 1999, and 1998, respectively.

(f) In June 2002, we completed a senior note offering of $175 million. The net proceeds of the senior note offering were used to pay off the remaining balance of our bank term loan ($161.7 million) and for working capital purposes. Unamortized financing costs of $927,000 were written off as a result of the extinguishment of debt. The net of tax amount of $603,000 was reported as extraordinary item. For further discussion about the debt, see Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements, Debt, which are included in INTERMET's 2002 annual report to shareholders and furnished as Exhibit 13 to this filing.

(g) In 2001, $0.16 per share dividends were declared; however, the fourth quarter $0.04 per share dividend was paid on January 2, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from INTERMET's 2002 annual report to shareholders, which is furnished as
Exhibit 13 to this filing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information included under the "Quantitative and Qualitative Disclosures about Market Risks" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference from INTERMET's 2002 annual report to shareholders, which is furnished as Exhibit 13 to this filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of INTERMET and the report of the independent auditors included in INTERMET's 2002 annual report to shareholders are furnished as Exhibit 13 to this filing

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Information about Nominees for Director" in INTERMET's definitive proxy statement for its annual meeting of shareholders to be held April 16, 2003 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of INTERMET is included in
Item 1 of this filing.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the headings "Executive Compensation", "Compensation of Directors", "Employment Agreements and Change in Control Arrangements", "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Graph" in INTERMET's definitive proxy statement for its annual meeting of shareholders to be held April 16, 2003 is incorporated by reference into this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Voting Securities and Principal Holders" in INTERMET's definitive proxy statement for its annual meeting of shareholders to be held April 16, 2003 is incorporated by reference into this filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Relationships and Related Transactions" in INTERMET's definitive proxy statement for its annual meeting of shareholders to be held April 16, 2003 is incorporated by reference into this filing.

ITEM 14.  CONTROLS AND PROCEDURES


(a) We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   Financial Statements

     The following consolidated financial statements of INTERMET and its subsidiaries contained in INTERMET's 2002 annual report to shareholders are furnished as Exhibit 13 to this filing:

     - Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000
     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000
     -   Consolidated Balance Sheets at December 31, 2002 and 2001
     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
     - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001, and 2000
     -   Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     The following consolidated financial statement schedule for INTERMET is included as part of this filing. All other financial statement schedules have been omitted because they are not applicable, or the information required is disclosed under Item 8 of this filing.


                              INTERMET CORPORATION
                                 (CONSOLIDATED)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                                                            ADDITIONS
                                                                 -------------------------------
                                               BALANCE AT         CHARGED TO         CHARGED TO                          BALANCE AT
                                              BEGINNING OF        COSTS AND            OTHER                               END OF
DESCRIPTION                                      PERIOD            EXPENSES           ACCOUNTS           DEDUCTIONS        PERIOD
-----------------------------------------     ------------       ------------       ------------        ------------    ------------
YEAR ENDED DECEMBER 31, 2002:
Allowance for returns and doubtful
accounts (a)                                     $10,727          $(1,498)  (b)            $-                $ -          $9,229
Inventory reserve (c)                              7,758           (1,120)                  -                  -           6,638
Deferred tax asset valuation                          50                 -                  -                  -              50
allowance

YEAR ENDED DECEMBER 31, 2001:
Allowance for returns and doubtful
accounts (a)                                      $9,451            $1,276  (b)            $-                $ -         $10,727
Inventory reserve (c)                              6,855               903                  -                  -           7,758
Deferred tax asset valuation                          50                 -                  -                  -              50
allowance

YEAR ENDED DECEMBER 31, 2000:
Allowance for returns and doubtful
accounts (a)                                      $7,426            $2,025  (b)            $-                $ -          $9,451
Inventory reserve (c)                              9,312           (2,457)                  -                  -           6,855
Deferred tax asset valuation                       3,728                 -            (1,975)  (d)             -              50
allowance
                                                                                      (1,703)  (e)

(a) Reflected as reduction of trade accounts receivable on the consolidated balance sheet

(b)  Net effect of amounts charged to expense less actual returns and write-offs

(c)  Reflected as reduction of inventories on the consolidated balance sheet

(d) Reversed valuation allowance, and related deferred tax asset, for net operating loss carryforwards of the Ironton facility because the facility was closed down and these loss carryforwards will never be utilized

(e) Reversed valuation allowance for foreign tax credit carryforwards which expired

3.   Reports on Form 8-K

     On December 11, 2002, we filed a report on Form 8-K containing a press release related to the appointment of our President and Chief Operating Officer.

4.   Exhibits

     The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
2.1               Agreement and Plan of Merger among INTERMET, I M Acquisition      Included as Exhibit 4 to INTERMET Form 8-K
                  Corp., and Sudbury, Inc. dated November 18, 1996                  filed November 25, 1996

2.2               Asset Purchase Agreement Between INTERMET Corporation and         Included as Exhibit 1 to INTERMET Form 8-K
                  Quadion Corporation for the purchase of the assets of Tool        filed January 14, 1999
                  Products, Inc. dated December 2, 1998

2.3               Stock Purchase and Sale Agreement Between INTERMET Corporation,   Included as Exhibit 99.1 to INTERMET Form 8-K
                  Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners,    filed December 30, 1999
                  L.P. for the purchase of the stock of Diversified Diemakers,
                  Inc. dated November 16, 1999

2.4               Contents of omitted schedules and exhibits to the Stock           Included as Exhibit 99.2 to INTERMET Form 8-K
                  Purchase and Sale Agreement for the purchase of the stock of      filed December 30, 1999
                  Diversified Diemakers, Inc.

2.5               Stock Purchase and Sale Agreement Between INTERMET Corporation,   Included as Exhibit 99.3 to INTERMET Form 8-K,
                  Gantec II, LLC and JJM, LLC for the purchase of the stock of      filed December 30, 1999
                  Ganton Technologies, Inc. dated November 16, 1999

2.6               Contents of omitted schedules and exhibits to the Stock           Included as Exhibit 99.4 to INTERMET Form 8-K
                  Purchase and Sale Agreement for the purchase of the stock of      filed December 30, 1999
                  Ganton Technologies, Inc.

3.1               Amended and Restated Articles of Incorporation of INTERMET        Included as Exhibit 4.1 to INTERMET Form S-3
                                                                                    Registration Statement filed June 3, 1992

3.2               By-laws of INTERMET, as amended through December 10, 2002         Included in this report

4.1               Promissory Note of Lynchburg Foundry Company, dated December 1,   *
                  1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of
                  $4,400,000

4.2               Guaranty Agreement, dated December 1, 1973, by and between The    *
                  Mead Corporation and the Industrial Development Authority of
                  the City of Lynchburg, Virginia

4.3               Trust Indenture, dated December 1, 1973, by and among             *
                  Industrial Development Authority of the City of Lynchburg,
                  Virginia, Lynchburg Foundry Company and United Virginia Bank,
                  as trustee

4.4               Promissory Notes of Lynchburg Foundry Company, dated June 1,      *
                  1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of
                  $2,700,000, $1,000,000, $550,000 and $550,000, respectively

4.5               Guaranty Agreement, dated June 1, 1976, of The Mead Corporation   *
                  in favor of Industrial Development Authority of the City of
                  Lynchburg, Virginia

4.6               Trust Indenture, dated June 1, 1976, by and among Industrial      *
                  Development Authority of the City of Lynchburg, Virginia,
                  Lynchburg Foundry Company and United Virginia Bank, as

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
                  trustee, with respect to Pollution Control Revenue Bonds
                  (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A,
                  Series 1976B and Series 1976C

4.7               Loan Contract, dated September 28, 1988, by and between           *
                  Columbus Neunkirchen Foundry GmbH and Saarlandische
                  Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000

4.8               Loan Contract, dated March 1, 1989, by and between Columbus       *
                  Neunkirchen Foundry GmbH and Saarlandische
                  Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000

4.14 (a)          $300,000,000 Conformed Five-Year Credit Agreement, dated          Included as Exhibit 4.14(a) to INTERMET Form
                  November 5, 1999, as amended through the fourth Amendment dated   10-Q filed August 14, 2001
                  as of July 17, 2001, by and among INTERMET, The Bank of Nova
                  Scotia as lender, administrative agent and collateral agent, and the various lenders named therein

4.17 (a)          Final Private Placement Memorandum for $35,000,000 Development    *
                  Authority of Columbus Georgia Variable Rate Limited Obligation
                  Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999)

4.17 (b)          Master Indenture Trust dated as of December 1, 1999,by and        *
                  between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee

4.17 (c)          Series 1999A Supplement dated as of December 1, 1999 to Master    *
                  Indenture Trust dated December 1, 1999 by and between
                  Development Authority of Columbus, Georgia, as issuer, and
                  Harris Trust and Savings Bank, as trustee

4.18 (a)          Shareholder Protection Rights Agreement dated as of October 6,    Included as Exhibit 4 to INTERMET Form 8-K
                  1995 between INTERMET and Trust Company Bank, as Rights Agent     filed October 11, 1995

4.18 (b)          Amendment No. 1 dated October 16, 1997 to the Shareholder         Included as Exhibit 4 to INTERMET Form 8-A12G/A
                  Protection Rights Agreement dated October 6, 1995 between         filed October 20, 1997
                  INTERMET and Trust Company Bank, as Rights Agent

4.19 (a)          Indenture dated as of June 13, 2002 among INTERMET Corporation,   Included as Exhibit 4.1 to INTERMET Form S-4
                  U.S. Bank National Association and the guarantors named therein   Registration Statement No. 333-97245 filed July
                                                                                    29, 2002

4.19 (b)          Registration Rights Agreement dated as of June 13, 2002 among     Included as Exhibit 4.3 to INTERMET Form S-4
                  INTERMET Corporation and the Guarantors named therein, and        Registration Statement No. 333-97245 filed July
                  Deutsche Bank Securities Inc., Banc of America Securities LLC,    29, 2002
                  Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc.,
                  Banc One Capital Markets, Inc., Comerica Securities, Inc., and
                  ABN AMRO Incorporated

4.19 (c)          Terms of 9 3/4% Senior Notes of $175,000,000 due 2009             Included as INTERMET Form S-4A Registration
                                                                                    Statement No. 333-97245 filed August 13, 2002

5.1               Opinion of Foley & Lardner (Re: INTERMET Registration Statement   Included as Exhibit 5.1 to INTERMET Form S-4
                  on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000      Registration Statement No. 333-97245 filed July
                  due 2009)                                                         29, 2002

10.1 (a)          INTERMET Corporation Key Individual Stock Option Plan adopted     Included as Exhibit 10.1 to INTERMET
                  April 25, 1984                                                    registration statement on Form S-14, File No.
                                                                                    2-90815

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
10.1 (b)          Amendment No. 1 dated as of August 4, 1988 to the INTERMET        Included as Exhibit 10.2 to INTERMET Form 10-K
                  Corporation Key Individual Stock Option Plan                      for the year ended December 31, 1988

10.1 (c)          Amendment No. 2 dated October 27, 1988 to the INTERMET            Included as Exhibit 10.3 to INTERMET Form 10-K
                  Corporation Key Individual Stock Option Plan                      for year ended December 31, 1988

10.2              INTERMET Corporation Executive Stock Option and Incentive Award   Included as Exhibit 4 to INTERMET Form S-8
                  Plan                                                              Registration Statement No. 33-59011 filed May
                                                                                    2, 1995

10.2 (a)          INTERMET Corporation Restricted Share Unit Award Plan effective   Included as Exhibit 10.2(a) to INTERMET Form
                  February 1, 2001                                                  10-K for the year ended December 31, 2000

10.2 (b)          INTERMET Corporation 2000 Executive Stock Option and Incentive    Included as Exhibit 4 to INTERMET Form S-8
                  Award  Plan effective April 13, 2000.                             Registration Statement No. 333-41208 filed July
                                                                                    12, 2000

10.3              INTERMET Corporation Deferred Compensation Plan effective         Included as Exhibit 10.3 to INTERMET Form 10-K
                  December 1, 1999                                                  for the year ended December 31, 2000

10.7 (a)          INTERMET Corporation Salaried Employees Severance Plan            Included as Exhibit 10.16(a) to INTERMET Form
                  effective as of October 1, 1993                                   10-K for the year ended December 31, 1993

10.7 (b)          Amendment No. 1 dated December 20, 1993 to the INTERMET           Included as Exhibit 10.16(b) to INTERMET Form
                  Corporation Salaried Employees Severance Plan                     10-K for the year ended December 31, 1993

10.8              INTERMET Salary Continuation Plan                                 Included as Exhibit 10.18 to INTERMET Form 10-K
                                                                                    for the year ended December 31, 1992

10.10             INTERMET Corporation 1997 Director's Stock Option Plan            Included as Exhibit A to INTERMET DEF 14/A
                                                                                    filed March 4, 1997

10.11             1997 Directors' Deferred Compensation Plan                        Included as Exhibit 10.25 to INTERMET Form 10-K
                                                                                    for the year ended December 31, 1996

10.12             $300,000,000 Conformed Five-Year Credit Agreement, dated          Included as Exhibit 4.14(a) to INTERMET Form
                  November 5, 1999, as amended through the Fourth Amendment dated   10-Q filed August 14, 2001
                  as of July 17, 2001, by and among INTERMET, The Bank of Nova
                  Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits

10.13             Fifth Amendment to and Waiver Under Five-Year Credit Agreement    Included as Exhibit 10.18 to INTERMET Form S-4
                                                                                    Registration Statement No. 333-97245 filed July
                                                                                    29, 2002

10.14 (a)         Employment Agreement dated October 16, 1995 between INTERMET      Included as Exhibit 10.22 to INTERMET Form 10-K
                  and John Doddridge                                                for the year ended December 31, 1995

10.14 (b)         Amendment to Employment Agreement dated January 2, 2003 by and    Included in this report
                  between INTERMET and John Doddridge

10.15             Employment Agreement between INTERMET and Gary F. Ruff dated      Included in this report
                  June 1, 1999

10.16             Employment Agreement between INTERMET and Alan J. Miller dated    Included in this report
                  January 4, 2000

10.17             Employment Agreement between INTERMET and Terry Graessle dated    Included in this report
                  March 26, 2001

10.18             Employment Agreement between INTERMET and Todd A. Heavin dated    Included in this report
                  April 12, 2002

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
12.1              Ratio of Earnings to Fixed Charges                                Included as Exhibit 12.1 to INTERMET Form S-4A
                                                                                    Registration Statement No. 333-97245 filed
                                                                                    August 13, 2002

12.2              Statement regarding Computation of Ratios                         Included as Exhibit 12.2 to INTERMET Form S-4A
                                                                                    Registration Statement No. 333-97245 filed
                                                                                    August 13, 2002

13                INTERMET's Annual Report to Shareholders                          Included in this report

21                Subsidiaries of INTERMET                                          Included in this report

23                Consent of Independent Auditors                                   Included in this report

24                Power of Attorney                                                 Included in this report

99.1              Certification of Chief Executive Officer                          Included in this report

99.2              Certification of Chief Financial Officer                          Included in this report


* This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601 (b)(4)(iii) of Regulation S-K of the Securities Exchange Act of 1933, as amended, this instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERMET Corporation

                                 By:       /s/ John Doddridge
                                           -------------------------------------
                                           John Doddridge
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

                                 Date:     February 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 25, 2003, by the following persons on behalf of INTERMET in the capacities indicated.

SIGNATURE                                         CAPACITY
---------                                         --------
/s/  John Doddridge                               Chairman of the Board of Directors and Chief Executive Officer
-------------------------------------             (Principal Executive Officer)
John Doddridge

/s/ Gary F. Ruff                                  President, Chief Operating Officer and Director
-------------------------------------
Gary F. Ruff

/s/  John P. Crecine                              Director
-------------------------------------
John P. Crecine

/s/  Julia D. Darlow                              Director
-------------------------------------
Julia D. Darlow

/s/  Norman F. Ehlers                             Director
-------------------------------------
Norman F. Ehlers

/s/  John R. Horne                                Director
-------------------------------------
John R. Horne

/s/  Thomas H. Jeffs II                           Director
-------------------------------------
Thomas H. Jeffs II

/s/ Charles G. McClure                            Director
-------------------------------------
Charles G. McClure

/s/  Richard J. Peters                            Director
-------------------------------------
Richard J. Peters

/s/  John H. Reed                                 Director
-------------------------------------
John H. Reed

/s/  Pamela E. Rodgers                            Director
-------------------------------------
Pamela E. Rodgers

/s/  Robert E. Belts                              Vice President - Finance and Chief Financial Officer
-------------------------------------             (Principal Financial Officer)
Robert E. Belts

/s/  Gregory B. Wahowiak                          Controller (Principal Accounting Officer)
-------------------------------------
Gregory B. Wahowiak

                                 CERTIFICATIONS

I, John Doddridge, certify that:

1.   I have reviewed this annual report on Form 10-K of INTERMET Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003
                                            /s/ John Doddridge
                                            ------------------
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Robert E. Belts, certify that:

1.   I have reviewed this annual report on Form 10-K of INTERMET Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003
                                             /s/ Robert E. Belts
                                             --------------------
                                             Vice President of Finance and Chief
                                             Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
2.1               Agreement and Plan of Merger among INTERMET, I M Acquisition      Included as Exhibit 4 to INTERMET Form 8-K
                  Corp., and Sudbury, Inc. dated November 18, 1996                  filed November 25, 1996

2.2               Asset Purchase Agreement Between INTERMET Corporation and         Included as Exhibit 1 to INTERMET Form 8-K
                  Quadion Corporation for the purchase of the assets of Tool        filed January 14, 1999
                  Products, Inc. dated December 2, 1998

2.3               Stock Purchase and Sale Agreement Between INTERMET Corporation,   Included as Exhibit 99.1 to INTERMET Form 8-K
                  Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners,    filed December 30, 1999
                  L.P. for the purchase of the stock of Diversified Diemakers,
                  Inc. dated November 16, 1999

2.4               Contents of omitted schedules and exhibits to the Stock           Included as Exhibit 99.2 to INTERMET Form 8-K
                  Purchase and Sale Agreement for the purchase of the stock of      filed December 30, 1999
                  Diversified Diemakers, Inc.

2.5               Stock Purchase and Sale Agreement Between INTERMET Corporation,   Included as Exhibit 99.3 to INTERMET Form 8-K,
                  Gantec II, LLC and JJM, LLC for the purchase of the stock of      filed December 30, 1999
                  Ganton Technologies, Inc. dated November 16, 1999

2.6               Contents of omitted schedules and exhibits to the Stock           Included as Exhibit 99.4 to INTERMET Form 8-K
                  Purchase and Sale Agreement for the purchase of the stock of      filed December 30, 1999
                  Ganton Technologies, Inc.

3.1               Amended and Restated Articles of Incorporation of INTERMET        Included as Exhibit 4.1 to INTERMET Form S-3
                                                                                    Registration Statement filed June 3, 1992

3.2               By-laws of INTERMET, as amended through December 10, 2003         Included in this report

4.1               Promissory Note of Lynchburg Foundry Company, dated December 1,   *
                  1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of
                  $4,400,000

4.2               Guaranty Agreement, dated December 1, 1973, by and between The    *
                  Mead Corporation and the Industrial Development Authority of
                  the City of Lynchburg, Virginia

4.3               Trust Indenture, dated December 1, 1973, by and among             *
                  Industrial Development Authority of the City of Lynchburg,
                  Virginia, Lynchburg Foundry Company and United Virginia Bank,
                  as trustee

4.4               Promissory Notes of Lynchburg Foundry Company, dated June 1,      *
                  1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of
                  $2,700,000, $1,000,000, $550,000 and $550,000, respectively

4.5               Guaranty Agreement, dated June 1, 1976, of The Mead Corporation   *
                  in favor of Industrial Development Authority of the City of
                  Lynchburg, Virginia

4.6               Trust Indenture, dated June 1, 1976, by and among Industrial      *
                  Development Authority of the City of Lynchburg, Virginia,
                  Lynchburg Foundry Company and United Virginia Bank, as

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
                  trustee, with respect to Pollution Control Revenue Bonds
                  (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A,
                  Series 1976B and Series 1976C

4.7               Loan Contract, dated September 28, 1988, by and between           *
                  Columbus Neunkirchen Foundry GmbH and Saarlandische
                  Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000

4.8               Loan Contract, dated March 1, 1989, by and between Columbus       *
                  Neunkirchen Foundry GmbH and Saarlandische
                  Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000

4.14 (a)          $300,000,000 Conformed Five-Year Credit Agreement, dated          Included as Exhibit 4.14(a) to INTERMET Form
                  November 5, 1999, as amended through the fourth Amendment dated   10-Q filed August 14, 2001
                  as of July 17, 2001, by and among INTERMET, The Bank of Nova
                  Scotia as lender, administrative agent and collateral agent, and the various lenders named therein

4.17 (a)          Final Private Placement Memorandum for $35,000,000 Development    *
                  Authority of Columbus Georgia Variable Rate Limited Obligation
                  Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999).

4.17 (b)          Master Indenture Trust dated as of December 1, 1999, by and       *
                  between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee

4.17 (c)          Series 1999A Supplement dated as of December 1, 1999 to Master    *
                  Indenture Trust dated December 1, 1999 by and between
                  Development Authority of Columbus, Georgia, as issuer, and
                  Harris Trust and Savings Bank, as trustee

4.18 (a)          Shareholder Protection Rights Agreement dated as of October 6,    Included as Exhibit 4 to INTERMET Form 8-K
                  1995 between INTERMET and Trust Company Bank, as Rights Agent     filed October 11, 1995

4.18 (b)          Amendment No. 1 dated October 16, 1997 to the Shareholder         Included as Exhibit 4 to INTERMET Form 8-A12G/A
                  Protection Rights Agreement dated October 6, 1995 between         filed October 20, 1997
                  INTERMET and Trust Company Bank, as Rights Agent

4.19 (a)          Indenture dated as of June 13, 2002 among INTERMET Corporation,   Included as Exhibit 4.1 to INTERMET Form S-4
                  U.S. Bank National Association and the guarantors named therein   Registration Statement No. 333-97245 filed July
                                                                                    29, 2002

4.19 (b)          Registration Rights Agreement dated as of June 13, 2002 among     Included as Exhibit 4.3 to INTERMET Form S-4
                  INTERMET Corporation and the Guarantors named therein, and        Registration Statement No. 333-97245 filed July
                  Deutsche Bank Securities Inc., Banc of America Securities LLC,    29, 2002
                  Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc.,
                  Banc One Capital Markets, Inc., Comerica Securities, Inc., and
                  ABN AMRO Incorporated

4.19 (c)          Terms of 9 3/4% Senior Notes of $175,000,000 due 2009             Included as INTERMET Form S-4A Registration
                                                                                    Statement No. 333-97245 filed August 13, 2002

5.1               Opinion of Foley & Lardner (Re: INTERMET Registration Statement   Included as Exhibit 5.1 to INTERMET Form S-4
                  on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000      Registration Statement No. 333-97245 filed July
                  due 2009)                                                         29, 2002

10.1 (a)          INTERMET Corporation Key Individual Stock Option Plan adopted     Included as Exhibit 10.1 to INTERMET
                  April 25, 1984                                                    registration statement on Form S-14, File No.
                                                                                    2-90815

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
10.1 (b)          Amendment No. 1 dated as of August 4, 1988 to the INTERMET        Included as Exhibit 10.2 to INTERMET Form 10-K
                  Corporation Key Individual Stock Option Plan                      for the year ended December 31, 1988

10.1 (c)          Amendment No. 2 dated October 27, 1988 to the INTERMET            Included as Exhibit 10.3 to INTERMET Form 10-K
                  Corporation Key Individual Stock Option Plan                      for year ended December 31, 1988

10.2              INTERMET Corporation Executive Stock Option and Incentive Award   Included as Exhibit 4 to INTERMET Form S-8
                  Plan                                                              Registration Statement No. 33-59011 filed May
                                                                                    2, 1995

10.2 (a)          INTERMET Corporation Restricted Share Unit Award Plan effective   Included as Exhibit 10.2(a) to INTERMET Form
                  February 1, 2001                                                  10-K for the year ended December 31, 2000

10.2 (b)          INTERMET Corporation 2000 Executive Stock Option and Incentive    Included as Exhibit 4 to INTERMET Form S-8
                  Award  Plan effective April 13, 2000.                             Registration Statement No. 333-41208 filed July
                                                                                    12, 2000

10.3              INTERMET Corporation Deferred Compensation Plan effective         Included as Exhibit 10.3 to INTERMET Form 10-K
                  December 1, 1999                                                  for the year ended December 31, 2000

10.7 (a)          INTERMET Corporation Salaried Employees Severance Plan            Included as Exhibit 10.16(a) to INTERMET Form
                  effective as of October 1, 1993                                   10-K for the year ended December 31, 1993

10.7 (b)          Amendment No. 1 dated December 20, 1993 to the INTERMET           Included as Exhibit 10.16(b) to INTERMET Form
                  Corporation Salaried Employees Severance Plan                     10-K for the year ended December 31, 1993

10.8              INTERMET Salary Continuation Plan                                 Included as Exhibit 10.18 to INTERMET Form 10-K
                                                                                    for the year ended December 31, 1992

10.10             INTERMET Corporation 1997 Director's Stock Option Plan            Included as Exhibit A to INTERMET DEF 14/A
                                                                                    filed March 4, 1997

10.11             1997 Directors' Deferred Compensation Plan                        Included as Exhibit 10.25 to INTERMET Form 10-K
                                                                                    for the year ended December 31, 1996

10.12             $300,000,000 Conformed Five-Year Credit Agreement, dated          Included as Exhibit 4.14(a) to INTERMET Form
                  November 5, 1999, as amended through the Fourth Amendment dated   10-Q filed August 14, 2001
                  as of July 17, 2001, by and among INTERMET, The Bank of Nova
                  Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits

10.13             Fifth Amendment to and Waiver Under Five-Year Credit Agreement    Included as Exhibit 10.18 to INTERMET Form S-4
                                                                                    Registration Statement No. 333-97245 filed July
                                                                                    29, 2002

10.14 (a)         Employment Agreement dated October 26, 1995 between INTERMET      Included as Exhibit 10.22 to INTERMET Form 10-K
                  and John Doddridge                                                for the year ended December 31, 1995

10.14 (b)         Amendment to Employment Agreement dated January 2, 2003           Included in this report
                  by and between INTERMET and John Doddridge

10.15 (a)         Employment Agreement between INTERMET and Gary F. Ruff dated      Included in this report
                  June 1, 1999

10.16 (b)         Employment Agreement between INTERMET and Alan J. Miller dated    Included in this report
                  January 4, 2000

10.17 (c)         Employment Agreement between INTERMET and Terry Graessle dated    Included in this report
                  March 26, 2001

10.18 (d)         Employment Agreement between INTERMET and Todd A. Heavin dated    Included in this report
                  April 12, 2002

Exhibit
Number                              Description of Exhibit                                       Method of Filing
------                              ----------------------                                       ----------------
12.1              Ratio of Earnings to Fixed Charges                                Included as Exhibit 12.1 to INTERMET Form S-4A
                                                                                    Registration Statement No. 333-97245 filed
                                                                                    August 13, 2002

12.2              Statement regarding Computation of Ratios                         Included as Exhibit 12.2 to INTERMET Form S-4A
                                                                                    Registration Statement No. 333-97245 filed
                                                                                    August 13, 2002

13                INTERMET's Annual Report to Shareholders                          Included in this report

21                Subsidiaries of INTERMET                                          Included in this report

23                Consent of Independent Auditors                                   Included in this report

24                Power of Attorney                                                 Included in this report

99.1              Certification of Chief Executive Officer                          Included in this report

99.2              Certification of Chief Financial Officer                          Included in this report


* This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K of the Securities Exchange Act of 1933, as amended, this instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.