Form 10-Q
period 2003-03-31
INTERMET CORP
filed 2003-05-14
CIK 745287

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

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

At May 9, 2003 there were 25,602,391 shares of common stock, $0.10 par value, outstanding.

Part I — Financial Information
Item 1. Financial Statements
Notes to Interim Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4 Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signature
Certifications
EXHIBIT INDEX
Sixth Amendment to and Waiver and Consent
Seventh Amendment to Five-Year Credit Agreement
Sec. 906 Certification of Chief Executive Officer
Sec. 906 Certification of Chief Financial Officer

Part I - Financial Information
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4.	Item 4. Controls and Procedures
Part II - Other Information
Item 1.	Item 1. Legal Proceedings
Item 1.	Item 6. Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index
Exhibit 10.1 Sixth Amendment to and Waiver and Consent under Five-Year Credit Agreement
Exhibit 10.2 Seventh Amendment to Five-Year Credit Agreement
Exhibit 99.1 Section 906 Certification of Chief Executive Officer
Exhibit 99.2 Section 906 Certification of Chief Financial Officer

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended

	March 31, 2003	March 31, 2002

	(in thousands of dollars,
	except for per share data)
Net sales	$207,104	$206,096
Cost of sales	185,822	185,577

Gross profit	21,282	20,519
Operating expenses:
Selling, general and administrative	8,845	8,060
Other operating income, net	(134)	(59)

	8,711	8,001

Operating profit	12,571	12,518
Other (income) expense:
Interest expense, net	7,480	6,354
Other expense (income), net	12	(546)

	7,492	5,808
Income before income taxes	5,079	6,710
Provision for income taxes	1,927	2,355

Net income before cumulative effect of a change in accounting principle	3,152	4,355
Cumulative effect of a change in accounting principle, net of tax	—	481

Net income	$3,152	$4,836

Earnings per common share:
Basic
Earnings before cumulative effect of a change in accounting principle	$0.12	$0.17
Cumulative effect of a change in accounting principle	—	0.02

Earnings per share - basic	$0.12	$0.19

Diluted
Earnings before cumulative effect of a change in accounting principle	$0.12	$0.17
Cumulative effect of a change in accounting principle	—	0.02

Earnings per share - diluted	$0.12	$0.19

Weighted average shares outstanding:
Basic	25,547	25,398
Diluted	25,676	25,784

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$5,344	$3,298
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,197 in 2003 and $9,229 in 2002	90,060	74,025
Other	16,459	12,754

	106,519	86,779
Inventories	63,004	65,456
Other current assets	26,036	24,875

Total current assets	200,903	180,408
Property, plant and equipment, at cost	664,527	661,007
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	342,483	328,973

Property, plant and equipment, net	322,044	332,034
Goodwill	217,016	217,016
Other noncurrent assets	36,419	34,640

Total assets	$776,382	$764,098

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$71,758	$70,933
Accrued liabilities	66,058	65,205
Long term debt due within one year	1,511	1,567

Total current liabilities	139,327	137,705
Noncurrent liabilities:
Long term debt due after one year	285,883	278,536
Retirement benefits	76,569	77,571
Other noncurrent liabilities	13,553	12,717

Total noncurrent liabilities	376,005	368,824
Shareholders’ equity:
Common stock	2,601	2,601
Capital in excess of par value	57,142	57,124
Retained earnings	214,565	212,437
Accumulated other comprehensive loss	(13,160)	(14,562)
Unearned restricted stock	(98)	(31)

Total shareholders’ equity	261,050	257,569

Total liabilities and shareholders’ equity	$776,382	$764,098

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Three months ended

	March 31, 2003	March 31, 2002

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net income before cumulative effect of a change in accounting principle	$3,152	$4,355
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	12,783	12,380
Amortization of debt discount and issuance costs	463	653
Amortization of other assets	229	12
Results of equity investment	(260)	(175)
Net change in operating assets and liabilities	(16,745)	11,766

Net cash (used in) provided by operating activities	(378)	28,991
Investing activities:
Additions to property, plant and equipment	(2,703)	(1,595)
Proceeds from sale of property, plant and equipment	—	169

Net cash used in investing activities	(2,703)	(1,426)
Financing activities:
Net increase (decrease) in revolving credit facility	8,000	(41,500)
Repayment of term loan	—	(10,000)
Proceeds from an unsecured note	—	15,000
Repayments of other debts	(722)	(721)
Payments of revolving credit facility fees	(405)	—
Dividends paid	(1,020)	(1,017)
Purchase of common stock for deferred compensation plan	—	(4)
Issuance of common stock	18	—

Net cash provided by (used in) financing activities	5,871	(38,242)
Effect of exchange rate changes on cash and cash equivalents	(744)	(681)

Net increase (decrease) in cash and cash equivalents	2,046	(11,358)
Cash and cash equivalents at beginning of period	3,298	13,866

Cash and cash equivalents at end of period	$5,344	$2,508

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our 2002 Annual Report and Form 10-K for complete financial statement and footnotes.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the new disclosure requirements of SFAS No. 148.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2003 (Unaudited)

1. Basis of Presentation (continued)

Stock-Based Compensation

We grant stock options to employees and directors with exercise prices equal to the fair values of the shares at the dates of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. Had compensation expense been determined based on the fair values of these stock options at the grant dates consistent with the method of SFAS No. 123, our pro forma net income, basic earnings per share and diluted earnings per share would have been the following:

	Three Months Ended

	March 31, 2003	March 31, 2002

	(in thousands of dollars,
	except per share data)
Net income, as reported	$3,152	$4,836
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(289)	(203)

Pro forma net income	$2,863	$4,633

Earnings per share:
Basic - as reported	$0.12	$0.19
Basic - pro forma	$0.11	$0.18
Diluted - as reported	$0.12	$0.19
Diluted - pro forma	$0.11	$0.18

2. Inventories

Net inventories consist of the following (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Finished goods	$13,670	$15,804
Work in process	10,178	9,059
Raw materials	6,384	6,794
Supplies and patterns	32,772	33,799

	$63,004	$65,456

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Land	$5,072	$5,304
Buildings and improvements	134,448	135,191
Machinery and equipment	513,365	510,917
Construction in progress	11,642	9,595

Property, plant and equipment, at cost	664,527	661,007
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	342,483	328,973

Property, plant and equipment, net	$322,044	$332,034

4. Goodwill

We have goodwill consisting of costs in excess of net assets acquired of $217.0 million at both March 31, 2003 and December 31, 2002. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). As required under SFAS No. 142, we wrote off negative goodwill of $481,000, net of taxes, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. During the second quarter of 2002, we performed our initial impairment test on our goodwill. In addition, we performed our annual impairment test as of November 30, 2002. Both tests apply a combination of valuation techniques including an income method and a market method. The results of our tests indicated that goodwill is not impaired.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

5. Debt

On June 13, 2002, we completed a senior note offering of $175 million. The notes bear a fixed rate of interest at 9.75% and will mature on June 15, 2009. Interest is due June 15 and December 15, commencing December 15, 2002. The notes are unsecured and rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay the remaining balance on a bank term loan ($161.7 million) and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the debt offering and are included in “other noncurrent assets” in the accompanying balance sheet and are being amortized over seven years. See note 11 for additional information regarding the senior unsecured notes.

During the first quarter of 2003, we amended our secured bank revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million. In addition, two financial covenants were modified to provide less restrictive terms.

Long term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Revolving credit facility	$71,000	$63,000
Senior notes due 2009	175,000	175,000
Industrial revenue bonds	39,700	40,200
Capitalized leases and other debt	1,694	1,903

Total debt	287,394	280,103
Less: Long term debt due within one year	1,511	1,567

Long term debt due after one year	$285,883	$278,536

Maturities of long-term debt at March 31, 2003 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending
March 31, 2004	$1,511
March 31, 2005	72,434
March 31, 2006	1,299
March 31, 2007	2,150
Thereafter	210,000

$287,394

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

6. Derivative Financial Instruments

We enter into various derivative transactions pursuant to our risk management policies. We do not use derivative financial instruments for trading purposes.

We have an interest rate swap agreement with a notional amount of $50 million to manage our exposure to the interest rate risk associated with our debt. We have designated this swap transaction as a cash flow hedge. This hedge is considered to be perfectly effective. Therefore, the entire change in the fair value of the swap agreement has been recognized in Other Comprehensive Income (Loss), and no hedge ineffectiveness is recorded in earnings.

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. At March 31, 2003, we had outstanding foreign exchange contracts with a notional amount of $10.9 million (10.0 million Euros) to hedge our European operations. We have designated these forward contracts as fair value hedges. The fair value of such foreign exchange contracts was minimal at March 31, 2003.

7. Comprehensive Income

Total comprehensive income consisted of the following (in thousands of dollars):

	Three months ended

	March 31, 2003	March 31, 2002

Net income	$3,152	$4,836
Other comprehensive income (loss):
Fair value of interest rate swap	372	442
Foreign currency translation adjustment	1,030	(1,515)

Total other comprehensive income (loss)	1,402	(1,073)

Total comprehensive income	$4,554	$3,763

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

8. Reporting for Business Segments

We individually evaluate the operating performance of our business units. Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations, including the operations of PortCast-Fundicao Nodular, S.A. (“PortCast”), our 50% owned Portuguese equity investment. Our equity in earnings of PortCast in the first quarter of 2003 and 2002 was $260,000 and $175,000, respectively. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations which do not fall within the Ferrous Metals or Light Metals segments, and includes the corporate business unit and its related expenses and eliminations. Certain administrative costs such as interest and amortization are included within the Corporate and Other segment. This information is displayed in the following table:

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended March 31, 2003:
Net sales	$140,388	$62,899	$3,817	$207,104

Operating profit (loss)	$10,084	$4,043	$(1,556)	$12,571
Interest expense, net	(1,000)	(1,149)	(5,331)	(7,480)
Other expense, net	—	—	(12)	(12)
Tax (expense) benefit	(3,176)	(1,172)	2,421	(1,927)

			Net income	$3,152

Three-month period ended March 31, 2002:
Net sales	$133,637	$69,207	$3,252	$206,096

Operating profit (loss)	$7,717	$6,318	$(1,517)	$12,518
Interest expense, net	(1,414)	(1,189)	(3,751)	(6,354)
Other income, net	—	—	546	546
Tax (expense) benefit	(2,200)	(2,065)	1,910	(2,355)
Cumulative effect of a change in accounting principle	481	—	—	481

			Net income	$4,836

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

9. Environmental and Legal Matters

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of potential fines or penalties or the cost of remedial action, if any.

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. At some of our industrial sites, hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future (including Maximum Achievable Control Technology standards for our industry and other requirements under the Clean Air Act Amendments of 1990, storm-water permit programs and toxic use reduction programs) and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. Until federal and state governments adopt final regulations, including Maximum Achievable Control Technology standards for our industry, and until we are able to evaluate necessary control measures, it is not possible to estimate these costs.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have accrued $5.5 million to cover estimated future environmental expenditures. This amount includes a $3.2 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

On June 14, 2000, the Virginia Department of Environmental Quality issued a new air emissions permit for our Radford foundry which, as amended on July 23, 2002, requires that new air emission controls be installed in the Radford foundry and be operational by December 31, 2004. Our best current estimates are that the cost of these new emission controls will be in the range of $3 to $5 million, although the cost could be substantially higher than our estimates. We are evaluating the future business prospects for the Radford foundry in light of this required capital investment.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

9. Environmental and Legal Matters (continued)

We are a party to a number of other legal proceedings associated with environmental, employment, commercial, product liability and other matters in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

10. Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders of common stock by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options and issuance of unearned restricted stock.

	For the three months ended

	March 31, 2003	March 31, 2002

	(in thousands of dollars,
	except per share data)
Numerator:
Net income	$3,152	$4,836

Denominator:
Denominator for basic earnings per share – weighted average shares	25,547	25,410
Effect of shares held in deferred compensation plan	—	(12)

Denominator for basic earnings per share – weighted average shares	25,547	25,398

Effect of dilutive securities:
Effect of shares held in deferred compensation plan	—	12
Employee stock options and unearned restricted stock	129	374

Denominator for diluted earnings per share – adjusted weighted average shares and assumed exercise of options	25,676	25,784

Basic earnings per share	$0.12	$0.19

Fully diluted earnings per share	$0.12	$0.19

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

11. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of March 31, 2003, the Parent and the Combined Guarantor Subsidiaries had approximately $109.4 million of secured debt outstanding and approximately $95.6 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of March 31, 2003.

Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined group.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	Three months ended March 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$185,550	$26,967	$(5,413)	$207,104
Cost of sales	—	167,167	24,068	(5,413)	185,822

Gross profit	—	18,383	2,899	—	21,282
Selling, general and administrative	1,266	5,484	1,872	223	8,845
Other operating (income) expenses	50	10	29	(223)	(134)

Operating (loss) profit	(1,316)	12,889	998	—	12,571
Other income and expenses:
Interest (expense) income, net	(5,244)	(2,321)	85	—	(7,480)
Other (expense) income, net	(218)	5	201	—	(12)

(Loss) income before income taxes	(6,778)	10,573	1,284	—	5,079
Income tax (benefit) expense	(2,383)	4,137	173	—	1,927

Net (loss) income	$(4,395)	$6,436	$1,111	$—	$3,152

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	Three months ended March 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$186,936	$22,303	$(3,143)	$206,096
Cost of sales	19	169,511	19,181	(3,134)	185,577

Gross (loss) profit	(19)	17,425	3,122	(9)	20,519
Selling, general and administrative	817	5,439	1,614	190	8,060
Other operating (income) expenses	64	(10)	77	(190)	(59)

Operating (loss) profit	(900)	11,996	1,431	(9)	12,518
Other income and expenses:
Interest (expense) income, net	(3,670)	(2,732)	48	—	(6,354)
Other income, net	—	197	349	—	546

(Loss) income before income taxes	(4,570)	9,461	1,828	(9)	6,710
Income tax (benefit) expense	(1,738)	3,785	308	—	2,355

Net (loss) income before cumulative effect of change in accounting principle	(2,832)	5,676	1,520	(9)	4,355
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481

Net (loss) income	$(2,832)	$5,676	$2,001	$(9)	$4,836

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	As of March 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$(69)	$957	$4,456	$—	$5,344
Accounts receivable, net	42	79,367	27,110	—	106,519
Inventories	—	55,857	7,206	(59)	63,004
Other current assets	23,426	2,028	581	1	26,036

Total current assets	23,399	138,209	39,353	(58)	200,903
Property, plant and equipment, net	4,502	286,472	30,536	534	322,044
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	19,039	4,505	11,432	1,443	36,419
Intercompany, net	(38,527)	68,633	(31,657)	1,551	—
Investments in subsidiaries	601,291	—	—	(601,291)	—

Total assets	$609,704	$714,835	$49,664	$(597,821)	$776,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,416	$64,374	$6,282	$(314)	$71,758
Accrued liabilities	20,701	40,648	4,588	121	66,058
Long-term debt due within one year	350	1,073	88	—	1,511

Total current liabilities	22,467	106,095	10,958	(193)	139,327
Long-term debt due after one year	248,350	37,357	176	—	285,883
Retirement benefits	70,822	5,747	—	—	76,569
Other noncurrent liabilities	7,015	6,667	(876)	747	13,553

Total noncurrent liabilities	326,187	49,771	(700)	747	376,005
Shareholders’ equity	261,050	558,969	39,406	(598,375)	261,050

Total liabilities and shareholders’ equity	$609,704	$714,835	$49,664	$(597,821)	$776,382

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	As of December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,122	$167	$2,009	$—	$3,298
Accounts receivable, net	162	63,336	23,281	—	86,779
Inventories	—	57,376	8,139	(59)	65,456
Other current assets	21,291	2,901	682	1	24,875

Total current assets	22,575	123,780	34,111	(58)	180,408
Property, plant and equipment, net	4,598	294,781	32,112	543	332,034
Other assets:
Goodwill	—	217,016	—	—	217,016
Other noncurrent assets	18,749	3,867	10,581	1,443	34,640
Intercompany, net	(40,038)	63,759	(25,323)	1,602	—
Investments in subsidiaries	592,765	—	—	(592,765)	—

Total assets	$598,649	$703,203	$51,481	$(589,235)	$764,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$63,399	$5,337	$(265)	$70,933
Accrued liabilities	19,603	34,480	11,041	81	65,205
Long-term debt due within one year	350	1,107	110	—	1,567

Total current liabilities	22,415	98,986	16,488	(184)	137,705
Long-term debt due after one year	240,350	37,974	212	—	278,536
Retirement benefits	70,812	6,759	—	—	77,571
Other noncurrent liabilities	7,503	6,955	(2,488)	747	12,717

Total noncurrent liabilities	318,665	51,688	(2,276)	747	368,824
Shareholders’ equity	257,569	552,529	37,269	(589,798)	257,569

Total liabilities and shareholders’ equity	$598,649	$703,203	$51,481	$(589,235)	$764,098

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	Three months ended March 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
CASH FLOW DATA
Net cash (used in) provided by operating activities	$(6,091)	$3,975	$1,738	$—	$(378)
Investing activities:
Additions to property, plant and equipment	(142)	(2,534)	(27)	—	(2,703)

Net cash used in investing activities	(142)	(2,534)	(27)	—	(2,703)
Financing activities:
Net increase in revolving credit facility	8,000	—	—	—	8,000
Net (decrease) increase in other debts	(1,551)	(651)	1,480	—	(722)
Payments of revolving credit facility fees	(405)	—	—	—	(405)
Dividends paid	(1,020)	—	—	—	(1,020)
Issuance of common stock	18	—	—	—	18

Net cash provided by (used in) financing activities	5,042	(651)	1,480	—	5,871
Effect of exchange rate changes on cash and cash equivalents	—	—	(744)	—	(744)

Net (decrease) increase in cash and cash equivalents	$(1,191)	$790	$2,447	$—	$2,046

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

	Three months ended March 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
CASH FLOW DATA
Net cash provided by (used in) operating activities	$35,577	$2,954	$(9,540)	$—	$28,991
Investing activities:
Additions to property, plant and equipment	(80)	(1,263)	(252)	—	(1,595)
Proceeds from sale of property, plant and equipment	—	169	—	—	169

Net cash used in investing activities	(80)	(1,094)	(252)	—	(1,426)
Financing activities:
Net decrease in revolving credit facility	(41,500)	—	—	—	(41,500)
Repayment of term loan	(10,000)	—	—	—	(10,000)
Proceeds from an unsecured note	15,000	—	—	—	15,000
Repayments of other debts	(408)	(256)	(57)	—	(721)
Dividends paid	(1,017)	—	—	—	(1,017)
Purchase of common stock	(4)	—	—	—	(4)

Net cash used in financing activities	(37,929)	(256)	(57)	—	(38,242)
Effect of exchange rate changes on cash and cash equivalents	—	—	(681)	—	(681)

Net (decrease) increase in cash and cash equivalents	$(2,432)	$1,604	$(10,530)	$—	$(11,358)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2003 (Unaudited)

12. Related Party Transactions

We receive management and technical support fees from PortCast-Fundicao Nodular, S.A. (“PortCast”), our 50% owned Portuguese joint venture, for providing administrative service and technical support to them. These fees are reviewed by PortCast and us annually. We also have outstanding interest-bearing loan and other receivables from PortCast, mainly comprising management and technical support fees receivables and advances made to finance PortCast’s operations. Interest rates on these loan and other receivables range from three-month European Interbank Offered Rate (“EURIBOR”) plus 0.8% to three-month EURIBOR plus 1.0%.

The related party transactions with PortCast are summarized as follows:

	Three months ended March 31,

	2003	2002

Management fee	$81	$62
Technical support fee	105	81
Interest income	49	32

	March 31, 2003	December 31, 2002

Loan receivable	$844	$812
Other receivable	4,546	4,144

There were no other material transactions with, or material balances due to or from, any other related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any downturn in the markets in which we operate

•	Fluctuations in worldwide or regional automobile and light- and heavy-truck production, which directly affect demand for our products

•	Changes in procurement practices and policies of our customers for automotive components, including the risk of the loss of any of our major customers

•	Pricing practices of our customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Deterioration in the market share of any of our major customers

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, aluminum, magnesium and scrap steel, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of our long-lived assets

•	Changes in environmental regulations to which we are subject, including Maximum Achievable Control Technology standards applicable to the foundry industry, and our ability to meet these standards

•	Our ability to meet the financial covenants set forth in our debt agreements, and our ability to negotiate less restrictive covenants if necessary

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the first quarter of 2003 net cash used in operations totaled $0.4 million compared to net cash provided by operations of $29.0 million for the same period last year. Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 was $13.0 million and $12.4 million, respectively. For the three months ended March 31, 2003, after adjusted for the effect of exchange rates, accounts receivable increased by $18.8 million while inventory decreased by $2.8 million. The increase in accounts receivable is a result of higher sales volume in the first quarter of 2003 as compared to the last quarter of 2002 in which sales were lower due to fewer working days. For the three months ended March 31, 2003, after adjusted for the effect of exchange rates, accounts payable increased by $0.6 million while accrued liabilities increased by $1.2 million. The increase in accrued liabilities is due to accrued interest on our outstanding debt during the three months ended March 31, 2003. During the first quarter of 2003 we spent $2.7 million for the purchase of property, plant and equipment. Borrowings under our bank revolving credit facility increased by $8.0 million during the first three months of 2003. Additionally, we paid $1.0 million in dividends during the first three months of 2003. The Company has committed capital not yet spent of approximately $3.5 million as of March 31, 2003. We anticipate that the funds needed for the committed capital spending will come from operations.

During the first quarter of 2003, we amended our revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million, of which $71 million is outstanding as of March 31, 2003. In addition, two financial covenants were modified to provide less restrictive terms. The secured bank revolving credit facility expires on November 5, 2004. In addition, as of March 31, 2003, we had outstanding unsecured senior notes of $175 million and other debt of approximately $41.4 million. The senior notes will be due on June 15, 2009. At March 31, 2003, we had committed and uncommitted bank credit facilities with unused borrowing capacity of $100.6 million. However, due to loan covenants restrictions, our borrowing availability at March 31, 2003 was $44.5 million.

We were in compliance with our revolving credit agreement covenants as of March 31, 2003. The revolving credit agreement financial covenant ratios as of March 31, 2003 are provided below.

Financial Covenant	Requirement		Actual

Fixed charge coverage ratio	>	1.00 : 1	2.61 : 1
Consolidated EBITDA to consolidated interest expense	>	2.50 : 1	3.05: 1
Funded debt to consolidated EBITDA	<	4.00 : 1	3.49 : 1
Capital expenditures (in thousands of dollars)	<$	50,000	$10,480

These ratios are calculated based on the last twelve months activities. EBITDA is defined in our revolving credit agreement and is generally calculated as the sum of net income (excluding certain non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is adjusted for acquisitions and dispositions. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because we use it to evaluate our operating performance relative to our revolving credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

Material Changes in Results of Operations – Three months ended March 31, 2003

Sales for the first quarter of 2003 were $207.1 million, an increase of $1.0 million or 0.5% as compared to sales in the same period in 2002 of $206.1 million. The increase in sales is attributable mainly to the favorable effect of Euro exchange rates on our European sales. Ferrous Metals segment sales were $140.4 million during the first quarter of 2003 compared to $133.6 million for the same period last year, representing an increase in sales of $6.8 million or 5.1%. The increase in sales is attributable mainly to favorable foreign currency exchange rates on European sales and an axle carrier program launched in the third quarter of 2002. Light Metals segment sales were $62.9 million during the first quarter of 2003, a decrease of $6.3 million or 9.1% compared to $69.2 million during the first quarter of 2002. The decrease in sales is attributable mainly to the loss of certain engine valve covers business and price reduction on certain programs.

Domestic sales for the first quarter were $180.1 million, a decrease of $3.7 million or 2.0% as compared to domestic sales of $183.8 million for the same period last year, primarily due to loss of certain engine valve covers business and price reductions. European sales during the three months ended March 31, 2003 were $27.0 million, an increase of $4.7 million or 21.1% as compared to European sales of $22.3 million for the same period last year. The increase in European sales is primarily due to favorable currency exchange rates.

Gross profit for the three months ended March 31, 2003 and 2002 was $21.3 million and $20.5 million, respectively. Gross profit as a percentage of sales for the three months ended March 31, 2003 and 2002 was 10.3% and 9.9%, respectively. The slight increase in gross profit margin is due to continuous improvement in production efficiency.

Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were 4.3% and 3.9% of sales, respectively. The increase resulted from costs that were required for the development and sale of certain products. As a result of higher interest rates on our senior notes issued in June 2002, net interest expense for the first quarter 2003 was $7.5 million, which was $1.1 million more than the same period last year.

The effective income tax rate was 38% and 35% for the first quarter of 2003 and 2002, respectively. State taxes are included in the income tax. The effective income tax rate in the first quarter of 2003 was higher than the effective income tax rate in the first quarter of 2002, mainly because of the higher foreign tax benefits in 2002.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies previously disclosed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, as described in our annual report on Form 10-K for the year ended December 31, 2002, have not changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing which, based on current pricing trends, has been immaterial to us with the exception of energy costs, and costs of aluminum, magnesium and scrap steel. The cost of scrap steel has increased steadily since early 2002. Though we have seen a softening of these costs, the overall trend represents a risk to our operating results. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

There has been no material change to our exposures to market risk since December 31, 2002.

Item 4 Controls and Procedures

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

Part II – Other Information

Item 1. Legal Proceedings

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program. The Corrective Action Program is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. At this time we cannot predict the amount of potential fines or penalties or the cost of remedial action, if any.

On March 5, 2000 we suffered a catastrophic accidental explosion and fire at our New River Foundry, located in Radford, Virginia. Three employees were fatally injured and others were injured, several seriously. On March 2, 2002, the representatives of the three deceased employees, and three of the injured employees, filed six separate lawsuits seeking damages from us and others in the Circuit Court for the City of Radford, Virginia. Five of the six cases were dismissed upon the Company’s motion on December 11, 2002. The time period for any appeal of the dismissals has expired. Service of process was never effected on the sixth case. The time period within which service must be effected has expired.

We are a party to a number of other legal proceedings associated with environmental, employment, commercial, product liability and other matters in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On April 16, 2003, we filed a report on Form 8-K containing a press release concerning our first quarter 2003 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Robert E. Belts

Robert E. Belts Vice President of Finance and Chief Financial Officer
Date:	May 14, 2003

Certifications

I, John Doddridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of INTERMET Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Robert E. Belts

Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
10.1	Sixth Amendment to and Waiver and Consent under Five-Year Credit Agreement
10.2	Seventh Amendment to Five-Year Credit Agreement
99.1	Section 906 Certification of Chief Executive Officer
99.2	Section 906 Certification of Chief Financial Officer