Form 10-Q
period 2003-06-30
INTERMET CORP
filed 2003-08-13
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 0-13787

INTERMET Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

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

At August 6, 2003 there were 25,602,391 shares of common stock, $0.10 par value, outstanding.

Part I — Financial Information
Item 1. Interim Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures about Market Risk
Item 4 Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signature
Exhibit Index
By-laws of Intermet Corp
Waiver Under Five-Year Credit Agreement
Employement Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant Section 906

Part I — Financial Information		3
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	3
	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	32
Item 4.	Controls and Procedures	32
Part II — Other Information		33
Item 1.	Legal Proceedings	33
Item 6.	Exhibits and Reports on Form 8-K	34
Signature		35
Exhibit Index
Exhibit 3.2	By-laws of INTERMET Corporation, as amended July 17, 2003
Exhibit 10.1	Waiver Under Five-Year Credit Agreement
Exhibit 10.15	Employment Agreement between INTERMET Corporation and Gary F. Ruff dated July 23, 2003
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I — Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(in thousands of dollars, other than per share data)
Net sales	$196,766	$217,958	$403,870	$424,054
Cost of sales	179,225	195,013	365,047	380,590

Gross profit	17,541	22,945	38,823	43,464
Operating expenses:
Selling, general and administrative	7,766	8,625	16,611	16,685
Restructuring and impairment charges	11,592	—	11,592	—
Other operating expense, net	1,590	296	1,456	237

	20,948	8,921	29,659	16,922

Operating (loss) profit	(3,407)	14,024	9,164	26,542
Other expense (income):
Interest expense, net	7,819	7,332	15,299	13,686
Other income, net	(603)	(81)	(591)	(627)

	7,216	7,251	14,708	13,059

(Loss) income before income taxes	(10,623)	6,773	(5,544)	13,483
Income tax (benefit) expense	(4,034)	2,023	(2,107)	4,378

Net (loss) income before cumulative effect of a change in accounting principle	(6,589)	4,750	(3,437)	9,105
Cumulative effect of a change in accounting principle, net of tax	—	—	—	481

Net (loss) income	$(6,589)	$4,750	$(3,437)	$9,586

(Loss) earnings per common share:
Basic:
(Loss) earnings before cumulative effect of a change in accounting principle	$(0.26)	$0.19	$(0.13)	$0.36
Cumulative effect of a change in accounting principle	—	—	—	0.02

(Loss) earnings per share — basic	$(0.26)	$0.19	$(0.13)	$0.38

Diluted:
(Loss) earnings before cumulative effect of a change in accounting principle	$(0.26)	$0.18	$(0.13)	$0.35
Cumulative effect of a change in accounting principle	—	—	—	0.02

(Loss) earnings per share — diluted	$(0.26)	$0.18	$(0.13)	$0.37

Weighted average shares outstanding:
Basic	25,589	25,433	25,568	25,402
Diluted	25,589	25,880	25,568	25,712

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$5,282	$3,298
Accounts receivable:
Trade, less allowance for doubtful accounts of $8,098 in 2003 and $9,229 in 2002	87,875	74,025
Other	12,343	12,754

	100,218	86,779
Inventories	65,025	65,456
Other current assets	26,795	24,875

Total current assets	197,320	180,408
Property, plant and equipment, at cost	664,790	661,007
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	357,450	328,973

Property, plant and equipment, net	307,340	332,034
Goodwill	217,016	217,016
Other non-current assets	36,001	34,640

Total assets	$757,677	$764,098

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$66,032	$70,933
Accrued liabilities	56,426	65,205
Long-term debt due within one year	1,484	1,567

Total current liabilities	123,942	137,705
Non-current liabilities:
Long-term debt due after one year	283,422	278,536
Retirement benefits	79,305	77,571
Other non-current liabilities	13,996	12,717

Total non-current liabilities	376,723	368,824
Shareholders’ equity:
Common stock	2,601	2,601
Capital in excess of par value	57,142	57,124
Retained earnings	206,952	212,437
Accumulated other comprehensive loss	(9,585)	(14,562)
Unearned restricted stock	(98)	(31)

Total shareholders’ equity	257,012	257,569

Total liabilities and shareholders’ equity	$757,677	$764,098

See accompanying notes.

INTERMET Corporation

Interim Condensed Consolidated Statements of Cash Flows

	Six months ended

	June 30, 2003	June 30, 2002

	(Unaudited)
	(in thousands of dollars)
Operating activities:
Net (loss) income before cumulative effect of a change in accounting principle	$(3,437)	$9,105
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	25,251	24,716
Amortization of debt discount and issuance costs	1,196	1,072
Amortization of other assets	329	51
Results of equity investment	(752)	(419)
Restructuring and impairment charges	11,592	—
Change in operating assets and liabilities:
Accounts receivable	(11,353)	9,949
Inventories	(1,191)	6,845
Accounts payable and current liabilities	(14,040)	7,987
Other assets and liabilities	(2,002)	(6,953)

Net cash provided by operating activities	5,593	52,353
Investing activities:
Additions to property, plant and equipment	(6,470)	(3,376)
Proceeds from sale of property, plant and equipment	—	360

Net cash used in investing activities	(6,470)	(3,016)
Financing activities:
Net increase (decrease) in revolving credit facility	6,000	(58,000)
Proceeds from debt offering	—	175,000
Repayment of term loan	—	(171,750)
Repayments of other debts	(1,226)	(898)
Payments of revolving credit facility fees	(405)	—
Payment of debt issuance costs	—	(5,100)
Dividends paid	(2,044)	(2,034)
Issuance of common stock	18	402

Net cash provided by (used in) financing activities	2,343	(62,380)
Effect of exchange rate changes on cash and cash equivalents	518	5,082

Net increase (decrease) in cash and cash equivalents	1,984	(7,961)
Cash and cash equivalents at beginning of period	3,298	13,866

Cash and cash equivalents at end of period	$5,282	$5,905

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2003 (Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our 2002 Annual Report and Form 10-K for complete financial statement and footnotes.

Stock-Based Compensation

We grant stock options to employees and directors with exercise prices equal to the fair values of the shares at the dates of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, we recognize no compensation expense for the stock option grants. Had compensation expense been determined based on the fair values of these stock options at the grant dates consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, our pro forma net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would have been the following:

		Three Months Ended		Six Months Ended

		June 30,	June 30,	June 30,	June 30,
		2003	2002	2003	2002

		(in thousands of dollars, other than per share data)
Net (loss) income, as reported		$(6,589)	$4,750	$(3,437)	$9,586
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(116)	(215)	(405)	(418)

Pro forma net (loss) income		$(6,705)	$4,535	$(3,842)	$9,168

(Loss) earnings per share:
	Basic — as reported	$(0.26)	$0.19	$(0.13)	$0.38
	Basic — pro forma	$(0.26)	$0.18	$(0.15)	$0.36
	Diluted — as reported	$(0.26)	$0.18	$(0.13)	$0.37
	Diluted — pro forma	$(0.26)	$0.18	$(0.15)	$0.36

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

2.     Restructuring and Impairment Charges

In May 2003, due to changes in market conditions and production technology, as well as a substantial investment necessary for continued operation, we decided to permanently close our shell-molding plant in Radford, Virginia. We currently anticipate that the closure will occur on or about September 30, 2003. The Radford Foundry manufactures gray-iron and ductile-iron components for the automotive industry. It currently employs 41 salaried employees and 333 hourly employees, substantially all of whom are expected to be terminated. For the six-month period ended June 30, 2003, Radford Foundry had revenues of $21.6 million and net losses of $9.1 million, including after tax restructuring and impairment charges of $7.2 million. The facility is included in the Ferrous Metals segment in Note 10, Reporting for Business Segments.

As a result of this decision, we recorded $11.6 million pretax restructuring and impairment charges in the accompanying statements of operations for the second quarter of 2003. The restructuring and impairment charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for the employee pension costs. The accruals for employee severance and related contractually guaranteed benefit costs and for employee pension costs are included in “Accrued liabilities” and “Retirement benefits,” respectively, in the accompanying balance sheet at June 30, 2003. We expect to accrue an additional $0.2 million employee benefit costs and to reduce the other postretirement benefit obligations when the employees are terminated. The reduction of postretirement benefit obligations is expected to be within the range of $2.0 million to $2.5 million. We also expect to incur approximately $0.4 million for environmental remediation when Radford Foundry is closed, in addition to the environmental remediation costs that we have already reserved for as discussed in Note 11, Environmental and Legal Matters.

3.     Inventories

Net inventories consist of the following (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Finished goods	$14,009	$15,804
Work in process	10,988	9,059
Raw materials	6,051	6,794
Supplies and patterns	33,977	33,799

	$65,025	$65,456

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

4.     Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Land	$5,088	$5,304
Buildings and improvements	134,128	135,191
Machinery and equipment	511,883	510,917
Construction in progress	13,691	9,595

Property, plant and equipment, at cost	664,790	661,007
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	357,450	328,973

Property, plant and equipment, net	$307,340	$332,034

5.     Adoption of Accounting Policy

On January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement requires certain gains and losses associated with the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As required under SFAS No. 145, we reclassified pretax losses of $927,000 related to the extinguishment of bank term loan in the 2002 Statement of Operations from “Extraordinary Item” to “Interest Expense, Net.”

6.     Goodwill

We had goodwill consisting of costs in excess of net assets acquired of $217.0 million at both June 30, 2003 and December 31, 2002. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). As required under SFAS No. 142, we wrote off negative goodwill of $481,000, net of taxes, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. During the second quarter of 2002, we performed our initial impairment test on our goodwill. In addition, we performed our annual impairment test as of November 30, 2002. Both tests apply a combination of valuation techniques including an income method and a market method. The results of our tests indicated that goodwill is not impaired.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

7.     Debt

On June 13, 2002, we completed a senior note offering of $175 million. The notes bear an annual fixed rate of interest of 9.75% and will mature on June 15, 2009. Interest is due June 15 and December 15 of each year, commencing December 15, 2002. The notes are unsecured and rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay the remaining balance on a bank term loan ($161.7 million) and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the debt offering and are included in “other non-current assets” in the accompanying balance sheet and are being amortized over seven years. See note 11 for additional information regarding the senior unsecured notes.

During the first quarter of 2003, we amended our secured bank revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million. In addition, two financial covenants were modified to provide less restrictive terms.

Long-term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Revolving credit facility	$69,000	$63,000
Senior notes due 2009	175,000	175,000
Industrial revenue bonds	39,350	40,200
Capitalized leases and other debt	1,556	1,903

Total debt	284,906	280,103
Less: Long-term debt due within one year	1,484	1,567

Long-term debt due after one year	$283,422	$278,536

Maturities of long-term debt at June 30, 2003 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending
June 30, 2004	$1,484
June 30, 2005	70,627
June 30, 2006	2,295
June 30, 2007	500
Thereafter	210,000

$284,906

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

8.     Derivative Financial Instruments

We enter into various derivative transactions pursuant to our risk management policies. We do not use derivative financial instruments for trading purposes.

We have an interest rate swap agreement with a notional amount of $50 million to manage our exposure to the interest rate risk associated with our debt. We have designated this swap transaction as a cash flow hedge. This hedge is considered to be perfectly effective. Therefore, the entire change in the fair value of the swap agreement has been recognized in Other Comprehensive (Loss) Income, and no hedge ineffectiveness is recorded in earnings.

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. At June 30, 2003, we had outstanding foreign exchange contracts with a notional amount of $14.8 million (12.9 million Euros) to hedge our European operations. We have designated these forward contracts as fair value hedges. The fair value of such foreign exchange contracts was minimal at June 30, 2003.

9.     Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net (loss) income	$(6,589)	$4,750	$(3,437)	$9,586
Other comprehensive (loss) income:
Fair value of interest rate swap	253	(130)	625	312
Foreign currency translation adjustment	3,322	11,620	4,352	10,105

Total other comprehensive income	3,575	11,490	4,977	10,417

Total comprehensive (loss) income	$(3,014)	$16,420	$1,540	$20,003

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

10.     Reporting for Business Segments

We individually evaluate the operating performance of our business units. Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations, including the operations of PortCast-Fundicao Nodular, S.A. (“PortCast”), our 50% owned Portuguese equity investment. In June 2003, the Company entered into an agreement to acquire 100% of the shares of PortCast by July 2004. See Note 15, Subsequent Events, for further details. Our equity in earnings of PortCast in the second quarter of 2003 and 2002 was $492,000 and $244,000, respectively. For the six months ended June 30, 2003 and 2002, our equity in earnings of PortCast was $752,000 and $419,000, respectively. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations that do not fall within the Ferrous Metals or Light Metals segments, and includes the corporate business unit and its related expenses and eliminations. Certain administrative costs such as interest and amortization are included within the Corporate and Other segment. This information is displayed in the following table:

	Ferrous		Corporate and
	Metals	Light Metals	Other	Consolidated

	(in thousands of dollars)
Three-month period ended June 30, 2003:
Net sales	$135,513	$57,978	$3,275	$196,766

Operating (loss) profit	$(5,470)	$2,869	$(806)	$(3,407)
Interest expense, net	(1,046)	(1,207)	(5,566)	(7,819)
Other income, net	—	—	603	603
Tax benefit (expense)	2,413	(723)	2,344	4,034

			Net loss	$(6,589)

Three-month period ended June 30, 2002:
Net sales	$140,145	$74,202	$3,611	$217,958

Operating profit (loss)	$8,986	$7,326	$(2,288)	$14,024
Interest expense, net	(965)	(1,038)	(5,329)	(7,332)
Other income, net	—	—	81	81
Tax (expense) benefit	(2,611)	(2,502)	3,090	(2,023)

			Net income	$4,750

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

10.     Reporting for Business Segments (continued)

	Ferrous		Corporate and Other
	Metals	Light Metals	Other	Consolidated

	(in thousands of dollars)
Six-month period ended June 30, 2003:
Net sales	$275,901	$120,877	$7,092	$403,870

Operating profit (loss)	$4,614	$6,912	$(2,362)	$9,164
Interest expense, net	(2,046)	(2,356)	(10,897)	(15,299)
Other income, net	—	—	591	591
Tax (expense) benefit	(763)	(1,895)	4,765	2,107

			Net loss	$(3,437)

Six-month period ended June 30, 2002:
Net sales	$273,782	$143,409	$6,863	$424,054

Operating profit (loss)	$16,703	$13,644	$(3,805)	$26,542
Interest expense, net	(2,379)	(2,227)	(9,080)	(13,686)
Other income, net	—	—	627	627
Tax (expense) benefit	(4,811)	(4,567)	5,000	(4,378)
Cumulative effect of a change in accounting principle	481	—	—	481

			Net income	$9,586

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

11.     Environmental and Legal Matters

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that fines or penalties could be assessed, or that remedial action could be required, with respect to that on-site disposal. During the second quarter of 2003, we provided for an additional $1.6 million reserve for the estimated cost of remedial action at the Radford facilities.

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. At some of our industrial sites, hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

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

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. As of June 30, 2003, we have accrued $7.1 million to cover estimated future environmental expenditures for known environmental sites, including the $1.6 million additional reserve for Radford facilities provided for during the second quarter of 2003. The $7.1 million reserve also includes a $3.2 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

12.     Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders of common stock by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options and issuance of unearned restricted stock.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(in thousands of dollars, except per share data)
Numerator:
Net (loss) income	$(6,589)	$4,750	$(3,437)	$9,586

Denominator:
Denominator for basic (loss) earnings per share — weighted average shares	25,589	25,444	25,568	25,413
Effect of shares held in deferred compensation plan	—	(11)	—	(11)

Denominator for basic (loss) earnings per share — weighted average shares	25,589	25,433	25,568	25,402

Effect of dilutive securities:
Effect of shares held in deferred compensation plan	—	11	—	11
Employee stock options and unearned restricted stock	—	436	—	299

Denominator for diluted (loss) earnings per share — adjusted weighted average shares and assumed exercise of options	25,589	25,880	25,568	25,712

Basic (loss) earnings per share	$(0.26)	$0.19	$(0.13)	$0.38

Fully diluted (loss) earnings per share	$(0.26)	$0.18	$(0.13)	$0.37

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of June 30, 2003, the Parent and the Combined Guarantor Subsidiaries had approximately $107.3 million of secured debt outstanding and approximately $96.9 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $0.3 million of debt outstanding as of June 30, 2003.

Presented below is summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of June 30, 2003 and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Three months ended June 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$177,034	$25,748	$(6,016)	$196,766
Cost of sales	—	162,835	22,406	(6,016)	179,225

Gross profit	—	14,199	3,342	—	17,541
Selling, general and administrative	115	6,050	1,766	(165)	7,766
Restructuring and impairment charges	—	11,592	—	—	11,592
Other operating expenses	66	1,308	51	165	1,590

Operating (loss) profit	(181)	(4,751)	1,525	—	(3,407)
Other income and expenses:
Interest (expense) income, net	(5,464)	(2,453)	98	—	(7,819)
Other income, net	31	2	570	—	603

(Loss) income before income taxes	(5,614)	(7,202)	2,193	—	(10,623)
Income tax (benefit) expense	(2,154)	(2,603)	723	—	(4,034)

Net (loss) income	$(3,460)	$(4,599)	$1,470	$—	$(6,589)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Three months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$198,388	$23,318	$(3,748)	$217,958
Cost of sales	(54)	178,664	20,160	(3,757)	195,013

Gross profit	54	19,724	3,158	9	22,945
Selling, general and administrative	1,598	5,396	1,440	191	8,625
Other operating expenses	35	11	440	(190)	296

Operating (loss) profit	(1,579)	14,317	1,278	8	14,024
Other income and expenses:
Interest (expense) income, net	(5,243)	(2,194)	105	—	(7,332)
Other (expense) income, net	(264)	182	163	—	81

(Loss) income before income taxes	(7,086)	12,305	1,546	8	6,773
Income tax (benefit) expense	(2,886)	4,837	72	—	2,023

Net (loss) income	$(4,200)	$7,468	$1,474	$8	$4,750

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Six months ended June 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$362,584	$52,715	$(11,429)	$403,870
Cost of sales	—	330,002	46,474	(11,429)	365,047

Gross profit	—	32,582	6,241	—	38,823
Selling, general and administrative	1,381	11,534	3,638	58	16,611
Restructuring and impairment charges	—	11,592	—	—	11,592
Other operating expenses (income)	116	1,318	80	(58)	1,456

Operating (loss) profit	(1,497)	8,138	2,523	—	9,164
Other income and expenses:
Interest (expense) income,net	(10,708)	(4,774)	183	—	(15,299)
Other (expense) income, net	(187)	7	771	—	591

(Loss) income before income taxes	(12,392)	3,371	3,477	—	(5,544)
Income tax (benefit) expense	(4,537)	1,534	896	—	(2,107)

Net (loss) income	$(7,855)	$1,837	$2,581	$—	$(3,437)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Six months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$385,324	$45,621	$(6,891)	$424,054
Cost of sales	(35)	348,175	39,341	(6,891)	380,590

Gross profit	35	37,149	6,280	—	43,464
Selling, general and administrative	2,413	10,837	3,054	381	16,685
Other operating expenses (income)	101	(1)	517	(380)	237

Operating (loss) profit	(2,479)	26,313	2,709	(1)	26,542
Other income and expenses:
Interest(expense)income,net	(8,913)	(4,926)	153	—	(13,686)
Other(expense)income,net	(264)	379	512	—	627

(Loss) income before income taxes	(11,656)	21,766	3,374	(1)	13,483
Income tax (benefit) expense	(4,624)	8,622	380	—	4,378

Net (loss) income before cumulative effect of change in accounting principle	(7,032)	13,144	2,994	(1)	9,105
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481

Net (loss) income	$(7,032)	$13,144	$3,475	$(1)	$9,586

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	As of June 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$119	$1,943	$3,220	$—	$5,282
Accounts receivable, net	(6)	73,822	26,402	—	100,218
Inventories	—	56,691	8,393	(59)	65,025
Other current assets	22,145	4,229	420	1	26,795

Total current assets	22,258	136,685	38,435	(58)	197,320
Property, plant and equipment, net	4,670	270,913	31,214	543	307,340
Other assets:
Goodwill	—	217,016	—	—	217,016
Other non-current assets	18,109	4,015	12,434	1,443	36,001
Intercompany, net	(41,225)	67,165	(27,491)	1,551	—
Investments in subsidiaries	601,484	—	—	(601,484)	—

Total assets	$605,296	$695,794	$54,592	$(598,005)	$757,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,370	$59,567	$5,524	$(429)	$66,032
Accrued liabilities	15,124	36,185	4,881	236	56,426
Long-term debt due within one year	350	1,041	93	—	1,484

Total current liabilities	16,844	96,793	10,498	(193)	123,942
Long-term debt due after one year	246,000	37,237	185	—	283,422
Retirement benefits	78,855	450	—	—	79,305
Other non-current liabilities	6,585	6,947	(292)	756	13,996

Total non-current liabilities	331,440	44,634	(107)	756	376,723
Shareholders’ equity	257,012	554,367	44,201	(598,568)	257,012

Total liabilities and shareholders’ equity	$605,296	$695,794	$54,592	$(598,005)	$757,677

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,122	$167	$2,009	$—	$3,298
Accounts receivable, net	162	63,336	23,281	—	86,779
Inventories	—	57,376	8,139	(59)	65,456
Other current assets	21,291	2,901	682	1	24,875

Total current assets	22,575	123,780	34,111	(58)	180,408
Property, plant and equipment, net	4,598	294,781	32,112	543	332,034
Other assets:
Goodwill	—	217,016	—	—	217,016
Other non-current assets	18,749	3,867	10,581	1,443	34,640
Intercompany, net	(40,038)	63,759	(25,323)	1,602	—
Investments in subsidiaries	592,765	—	—	(592,765)	—

Total assets	$598,649	$703,203	$51,481	$(589,235)	$764,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$63,399	$5,337	$(265)	$70,933
Accrued liabilities	19,603	34,480	11,041	81	65,205
Long-term debt due within one year	350	1,107	110	—	1,567

Total current liabilities	22,415	98,986	16,488	(184)	137,705
Long-term debt due after one year	240,350	37,974	212	—	278,536
Retirement benefits	70,812	6,759	—	—	77,571
Other non-current liabilities	7,503	6,955	(2,488)	747	12,717

Total non-current liabilities	318,665	51,688	(2,276)	747	368,824
Shareholders’ equity	257,569	552,529	37,269	(589,798)	257,569

Total liabilities and shareholders’ equity	$598,649	$703,203	$51,481	$(589,235)	$764,098

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Six months ended June 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
CASH FLOW DATA
Net cash (used in) provided by operating activities	$(2,925)	$8,456	$62	$—	$5,593
Investing activities:
Additions to property, plant and equipment	(547)	(5,527)	(396)	—	(6,470)

Net cash used in investing activities	(547)	(5,527)	(396)	—	(6,470)
Financing activities:
Net increase in revolving credit facility	6,000	—	—	—	6,000
Net (decrease) increase in other debts	(1,100)	(1,153)	1,027	—	(1,226)
Payments of revolving credit facility fees	(405)	—	—	—	(405)
Dividends paid	(2,044)	—	—	—	(2,044)
Issuance of common stock	18	—	—	—	18

Net cash provided by (used in) financing activities	2,469	(1,153)	1,027	—	2,343
Effect of exchange rate changes on cash and cash equivalents	—	—	518	—	518

Net (decrease) increase in cash and cash equivalents	$(1,003)	$1,776	$1,211	$—	$1,984

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

13.     Supplemental Condensed Consolidating Financial Information (continued)

	Six months ended June 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands of dollars)
CASH FLOW DATA
Net cash provided by (used in) operating activities	$60,646	$4,680	$(12,973)	$—	$52,353
Investing activities:
Additions to property, plant and equipment	(98)	(2,621)	(657)	—	(3,376)
Proceeds from sale of property, plant and equipment	—	360	—	—	360

Net cash used in investing activities	(98)	(2,261)	(657)	—	(3,016)
Financing activities:
Net decrease in revolving credit facility	(58,000)	—	—	—	(58,000)
Proceeds from debt offering	175,000	—	—	—	175,000
Repayment of term loan	(171,750)	—	—	—	(171,750)
Repayments of other debts	—	(806)	(92)	—	(898)
Payments of debt issuance costs	(5,100)	—	—	—	(5,100)
Dividends paid	(2,034)	—	—	—	(2,034)
Issuance of common stock	402	—	—	—	402

Net cash used in financing activities	(61,482)	(806)	(92)	—	(62,380)
Effect of exchange rate changes on cash and cash equivalents	—	—	5,082	—	5,082

Net (decrease) increase in cash and cash equivalents	$(934)	$1,613	$(8,640)	$—	$(7,961)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2003 (Unaudited)

14.     Related Party Transactions

We receive management and technical support fees from PortCast, our 50% owned Portuguese joint venture, for providing administrative service and technical support to them. These fees are reviewed by PortCast and us annually. We also have outstanding interest-bearing loan and other receivables from PortCast, mainly comprising management and technical support fees receivables and advances made to finance PortCast’s operations. Interest rates on these loan and other receivables range from three-month European Interbank Offered Rate (“EURIBOR”) plus 0.8% to three-month EURIBOR plus 1.0%. On June 25, 2003, we entered into an agreement to acquire 100% of the shares of PortCast by July 2004. See Note 15, Subsequent Events, for further details.

The related party transactions with PortCast are summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Management fee	$81	$101	$162	$163
Technical support fee	105	131	210	211
Interest income	49	38	98	70

	At June 30, 2003	At December 31, 2002

Loan receivable	$885	$812
Other receivable	4,724	4,144

There were no other material transactions with, or material balances due to or from, any other related party.

15.     Subsequent Events

On June 25, 2003, we entered into an agreement with Estudos, Servicos e Participacoes, S.A. to acquire 100% of the shares of PortCast. Under the terms of the agreement, we acquired 25% of the shares of PortCast for an investment of $5.6 million (4.9 million Euros) on July 1, 2003, increasing our ownership in PortCast from 50% to 75%. We will acquire the remaining 25% ownership for an additional investment of $5.6 million (4.9 million Euros) on July 1, 2004.

On July 24, 2003, we sold the assets of Frisby P.M.C., Incorporated (“Frisby”), which operated a machining plant located in Elk Grove Village, Illinois. The plant manufactures precision-machined components primarily for the automotive, truck and power tool markets. Frisby was a non-core operation, and is included in our Corporate and Other segment in Note 10, Reporting for Business Segments. The sale of the Frisby assets resulted in a pretax loss of approximately $1.2 million in the third quarter of 2003. As of June 30, 2003, the carrying amounts of the major classes of assets and liabilities to be disposed of are as follows:

(In thousands of dollars)
Assets:
Accounts receivable	$1,701
Inventory	1,750
Property, plant and equipment	4,522
Other assets	158
Liabilities:
Accounts payable	$770
Accrued liabilities	855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any downturn in the markets in which we operate

•	Fluctuations in worldwide or regional automobile and light- and heavy-truck production, which directly affect demand for our products

•	Changes in procurement practices and policies of our customers for automotive components, including the risk of the loss of any of our major customers

•	Pricing practices of our customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Deterioration in the market share of any of our major customers

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, aluminum, zinc, magnesium and scrap steel, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of our long-lived assets

•	Changes in environmental regulations to which we are subject, including Maximum Achievable Control Technology standards applicable to the foundry industry, and our ability to meet these standards

•	Our ability to meet the financial covenants set forth in our debt agreements, and our ability to negotiate less restrictive covenants if necessary

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the second quarter of 2003 net cash provided by operations totaled $5.6 million compared to $52.4 million for the same period last year. Depreciation and amortization expense for the six months ended June 30, 2003 and 2002 was $25.6 million and $24.8 million, respectively. For the six months ended June 30, 2003, after adjusting for the effect of exchange rates, accounts receivable increased by $11.4 million while inventory increased by $1.2 million. The increase in accounts receivable is a result of higher sales volume in the second quarter of 2003 as compared to the last quarter of 2002 in which sales were lower due to fewer working days. For the six months ended June 30, 2003, after adjusting for the effect of exchange rates, accounts payable decreased by $5.4 million while accrued liabilities decreased by $8.6 million. The decrease in accrued liabilities is due to the payment of European corporation and trade taxes during the six months ended June 30, 2003. During the first six months of 2003 we spent $6.5 million for the purchase of property, plant and equipment. Borrowings under our bank revolving credit facility increased by $6.0 million during the first six months of 2003. Additionally, we paid $2.0 million in dividends during the first six months of 2003. The Company has committed capital not yet spent of approximately $5.5 million as of June 30, 2003. We anticipate that the funds needed for the committed capital spending will come from operations.

During the first quarter of 2003, we amended our revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million, of which $128.1 million was outstanding as of June 30, 2003, consisting of borrowings of $69.0 million and letters of credit of $59.1 million. In addition, two financial covenants were modified to provide less restrictive terms. The secured bank revolving credit facility expires on November 5, 2004. As of June 30, 2003, we had outstanding unsecured senior notes of $175 million and other debt of approximately $40.9 million. The senior notes will be due on June 15, 2009. At June 30, 2003, we had committed and uncommitted bank credit facilities with unused borrowing capacity of $102.2 million. However, due to loan covenants restrictions, our borrowing availability at June 30, 2003 was $20.4 million.

We were in compliance with our revolving credit agreement covenants as of June 30, 2003. The revolving credit agreement financial covenant ratios as of June 30, 2003 are provided below.

Financial Covenant	Requirement	Actual

Fixed charge coverage ratio	greater than 1.50 : 1	2.23 : 1
Consolidated EBITDA to consolidated interest expense	greater than 2.50 : 1	2.70 : 1
Funded debt to consolidated EBITDA	less than 4.00 : 1	3.73 : 1
Capital expenditures (in thousands of dollars)	less than $50,000	$12,619

The reconciliations of EBITDA, Fixed Charges and Funded Debt, and the calculations of financial covenant ratios are provided below:

Twelve Months Ended
June 30, 2003

(In thousands of dollars)
Net loss	$(4,020)
Income tax benefit	(5,155)
Interest expense, net	30,454
Non-cash restructuring charge	10,206
Depreciation and amortization	50,819

Consolidated EBITDA	82,304
Capital expenditures	12,619

Consolidated EBITDA less capital expenditure	$69,685

Interest expense, net	$30,454
Revenue bonds principal payments	850

Fixed charges	$31,304

At June 30, 2003

(In thousands of dollars)
Total long-term debt	$284,906
Letters of credit excluding certain revenue bonds	22,112

Funded debt	$307,018

Twelve Months Ended
June 30, 2003

(In thousands of dollars,
except ratios)
Consolidated EBITDA less capital expenditures	$69,685
Fixed charges	$31,304

Fixed charge coverage ratio (to 1)	2.23

Consolidated EBITDA	$82,304
Consolidated interest expense	$30,454

Consolidated EBITDA to consolidated interest expense (to 1)	2.70

Funded debt	$307,018
Consolidated EBITDA	$82,304

Funded debt to consolidated EBITDA (to 1)	3.73

These ratios are calculated based on the last twelve months activities. EBITDA is defined in our revolving credit agreement and is generally calculated as the sum of net income (excluding certain non-cash charges), income taxes, interest expense, and depreciation and amortization. EBITDA is adjusted for acquisitions and dispositions. See our revolving credit agreement dated November 5, 1999, as amended through the Fourth Amendment dated July 17, 2001, included as Exhibit 4.14(a) to our quarterly report on Form 10-Q filed on August 14, 2001, and subsequent amendments, for the complete definition of EBITDA and other definitions as used in calculation of our financial covenant compliance. EBITDA is not a measure prepared in accordance with accounting principles generally accepted in the United States, but is being presented because we and our lenders use it to evaluate our operating performance relative to the financial covenants contained in our revolving credit agreement. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States.

The above financial covenant ratios become more restrictive over the term of our revolving credit agreement in accordance with the terms of the agreement.

Material Changes in Results of Operations — Three months ended June 30, 2003

Sales for the second quarter of 2003 were $196.8 million, a decrease of $21.2 million or 9.7% as compared to sales in the same period in 2002 of $218.0 million. The decrease in sales is attributable mainly to weaker North American and European automobile and light truck markets, along with lower selling prices. Ferrous Metals segment sales were $135.5 million during the second quarter of 2003 compared to $140.1 million for the same period last year, representing a decrease in sales of $4.6 million or 3.3%. Included as part of Ferrous Metals segment sales, European sales during the three months ended June 30, 2003 were $25.7 million, an increase of $2.4 million or 10.3% as compared to European sales of $23.3 million for the same period last year. The overall decrease in Ferrous Metals segment sales is attributable to a decrease in vehicle production in North America and Europe by 9% and 3%, respectively, partially offset by favorable foreign currency exchange on European sales. Light Metals segment sales were $58.0 million during the second quarter of 2003, a decrease of $16.2 million or 21.8% compared to $74.2 million during the second quarter of 2002. The decrease in sales is attributable to a combination of the decrease of vehicle production, the loss of certain engine valve covers business, and price reductions on certain programs.

Gross profit for the three months ended June 30, 2003 and 2002 was $17.5 million and $22.9 million, respectively. Gross profit as a percentage of sales for the three months ended June 30, 2003 and 2002 was 8.9% and 10.5%, respectively. The decrease in gross profit margin is due to the lower sales volume and lower selling price, partially offset by cost reductions and efficiency improvements.

Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were 3.9% and 4.0% of sales, respectively, essentially level year to year.

Restructuring and impairment charges of $11.6 million were recorded during the second quarter of 2003. It was because of our decision to permanently close our Radford Foundry due to changes in market conditions and production technology, as well as a substantial investment necessary for continued operation. The closure is expected to occur on or about September 30, 2003. The restructuring and impairment charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for the employee pension costs.

As a result of higher interest rates on our senior notes issued in June 2002, net interest expense for the second quarter 2003 was $7.8 million, which was $0.5 million more than the same period last year.

The effective income tax rate was 38% and 30% for the second quarter of 2003 and 2002, respectively. State taxes are included in the income tax. The effective income tax benefit rate in the second quarter of 2003 was higher than the effective income tax expense rate in the second quarter of 2002, mainly because both periods were positively impacted by the foreign tax benefits.

Material Changes in Results of Operations — Six months ended June 30, 2003

Sales for the six months ended June 30, 2003 were $403.9 million, a decrease of $20.2 million or 4.8% as compared to sales in the same period in 2002 of $424.1 million. The decrease in sales is attributable mainly to weaker North American and European automobile and light truck markets, along with lower selling price. Ferrous Metals segment sales were $275.9 million during the six months ended June 30, 2003 compared to $273.8 million for the same period last year, representing an increase in sales of $2.1 million or 0.8%. Included as part of Ferrous Metals segment sales, European sales during the six months ended June 30, 2003 were $52.7 million, an increase of $7.1 million or 15.6% as compared to European sales of $45.6 million for the same period last year. The overall increase in Ferrous Metals segment sales is attributable to the favorable foreign currency exchange on European sales, which more than offset a 1.5% decrease in vehicle production in Europe for the six months ended June 30, 2003 as compared to the same period last year. Light Metals segment sales were $120.9 million during the six months ended June 30, 2003, a decrease of $22.5 million or 15.7% compared to $143.4 million during the same period in 2002. The decrease in sales is attributable mainly to the decrease in vehicle production in North America of 3.6%, loss of certain business, and price reductions.

Gross profit for the six months ended June 30, 2003 and 2002 was $38.8 million and $43.5 million, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2003 and 2002 was 9.6% and 10.2%, respectively. The decrease in gross profit margin is due to lower sales volume and reduced selling prices, but the impact is partly offset by continuous improvement in production efficiency and cost reductions.

Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were 4.1% and 3.9% of sales, respectively. The increase resulted from costs that were required for the development and sale of certain products.

Restructuring and impairment charges of $11.6 million were recorded during the six months ended June 30, 2003. It was because of our decision to permanently close our Radford Foundry due to changes in market conditions and production technology, as well as a substantial investment necessary for continued operation. The closure is expected to occur on or about September 30, 2003. The restructuring and impairment charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for the employee pension costs.

As a result of higher interest rates on our senior notes issued in June 2002, net interest expense for the six-month period ended June 30, 2003 was $15.3 million, which was $1.6 million more than the same period last year.

The effective income tax rate was 38% and 32% for the six months ended June 30, 2003 and 2002, respectively. State taxes are included in the income tax. The effective income tax benefit rate in the six months ended June 30, 2003 was higher than the effective income tax expense rate in the same period of 2002, mainly because both periods were positively impacted by the foreign tax benefits.

Impact of Adopting SFAS 145

On January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement requires certain gains and losses associated with the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As required under SFAS No. 145, we reclassified pretax losses of $927,000 related to the extinguishment of bank term loan in the 2002 Statement of Operations from “Extraordinary Item” to “Interest Expense, Net.”

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. We evaluate estimates used in preparation of our financial statements on a continual basis. Our critical accounting policies previously disclosed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, as described in our annual report on Form 10-K for the year ended December 31, 2002, have not changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing which, based on current pricing trends, has been immaterial to us with the exception of energy costs, and costs of aluminum, magnesium and scrap steel. The cost of scrap steel has increased steadily since early 2002 and the overall trend represents a risk to our operating results. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

There has been no material change to our exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

See Note 11, Environmental and Legal Matters, for a description of environmental matters at our Radford, Virginia facilities.

We are a party to a number of legal proceedings associated with environmental, employment, commercial, product liability and other matters in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 16, 2003. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of eleven directors to constitute the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

John Doddridge	23,835,782	267,147
John P. Crecine	23,887,281	215,648
Julia D. Darlow	23,719,726	383,203
Norman F. Ehlers	23,882,881	220,048
John R. Horne	23,882,881	220,048
Thomas H. Jeffs II	23,880,505	222,424
Charles G. McClure	23,881,981	220,948
Richard J. Peters	23,886,901	216,028
John H. Reed	23,883,901	219,028
Pamela E. Rodgers	23,881,435	221,494
Gary F. Ruff	23,887,481	215,448

(2)	The appointment of Ernst & Young as the independent auditors for 2003.

For	Against	Abstain

23,946,035	122,772	34,122

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document

3.2	By-laws of INTERMET Corporation, as amended July 17, 2003
10.1	Waiver Under Five-Year Credit Agreement
10.15	Employment Agreement between INTERMET Corporation and Gary F. Ruff dated July 23, 2003
31.1	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On May 29, 2003, we filed a current report on Form 8-K containing a press release announcing the decision to close our Radford foundry.

On June 26, 2003, we filed a current report on Form 8-K containing a press release announcing the acquisition of the remaining fifty percent interest in our PortCast joint venture in Portugal.

On July 17, 2003, we filed a current report on Form 8-K containing a press release announcing the financial results for the second quarter of 2003.

On July 25, 2003, we filed a current report on Form 8-K containing a press release announcing the sale of the assets of our subsidiary, Frisby P.M.C., Incorporated.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Robert E. Belts
Date:	Robert E. Belts Vice President of Finance and Chief Financial Officer August 13, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX– 3.2	By-laws of INTERMET Corporation, as amended July 17, 2003
EX– 10.1	Waiver Under Five-Year Credit Agreement
EX– 10.15	Employment Agreement between INTERMET Corporation and Gary F. Ruff dated July 23, 2003
EX– 31.1	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX– 31.2	Certification by the Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX– 32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002