Form 10-Q
period 2003-09-30
INTERMET CORP
filed 2003-11-14
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003, or

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

At November 7, 2003 there were 25,602,391 shares of common stock, $0.10 par value, outstanding.

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

Part I — Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,

	2003	2002	2003	2002

		(Unaudited)
	(in thousands of dollars, other than per share data)
Net sales	$182,054	$192,603	$578,832	$609,794
Cost of sales	167,332	180,646	525,645	554,236

Gross profit	14,722	11,957	53,187	55,558
Operating expenses:
Selling, general and administrative	8,663	7,938	25,031	24,374
Restructuring and impairment charges	(1,278)	—	10,314	—
Other operating expense (income), net	820	(495)	2,218	(327)

	8,205	7,443	37,563	24,047

Operating profit	6,517	4,514	15,624	31,511
Other expense (income):
Interest expense, net	7,790	7,540	22,927	21,075
Other (income) expense, net	(1,475)	784	(1,314)	617

	6,315	8,324	21,613	21,692

Income (loss) before income tax	202	(3,810)	(5,989)	9,819
Income tax (expense) benefit	(193)	2,629	1,872	(1,970)
Equity interest in a joint venture	—	273	752	692

Income (loss) from continuing operations	9	(908)	(3,365)	8,541
Loss from discontinued operation, net of tax:
Loss from operation	(18)	(105)	(81)	(449)
Loss on sale	(41)	—	(41)	—

(Loss) income before cumulative effect of change in accounting	(50)	(1,013)	(3,487)	8,092
Cumulative effect of change in accounting, net of tax	—	—	—	481

Net (loss) income	($50)	($1,013)	($3,487)	$8,573

(Loss) earnings per common share:
Basic:
	$—	($0.04)	($0.13)	$0.34
(Loss) earnings from continuing operations
Loss from discontinued operation, net of tax	—	—	(0.01)	(0.02)
Cumulative effect of change in accounting, net of tax	—	—	—	0.02

(Loss) earnings per share — basic	$—	($0.04)	($0.14)	$0.34

Diluted:
	$—	($0.04)	($0.13)	$0.33
(Loss) earnings from continuing operations
Loss from discontinued operation, net of tax	—	—	(0.01)	(0.02)
Cumulative effect of change in accounting, net of tax	—	—	—	0.02

(Loss) earnings per share — diluted	$—	($0.04)	($0.14)	$0.33

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12
Weighted average shares outstanding:
Basic	25,591	25,462	25,576	25,430
Diluted	25,725	25,462	25,576	25,747

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands of dollars)
Assets
Current assets:
Cash and cash equivalents	$4,988	$3,298
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,377 in 2003 and $9,212 in 2002	87,674	72,749
Other	11,438	12,754

	99,112	85,503
Inventories	76,501	63,739
Other current assets	32,581	24,461
Current assets of discontinued operation	—	3,407

Total current assets	213,182	180,408
Property, plant and equipment, at cost	684,400	639,494
Less:
Accumulated depreciation and foreign industrial development grants, net of amortization	358,979	312,532

Property, plant and equipment, net	325,421	326,962
Goodwill	217,016	217,016
Other non-current assets	25,625	34,640
Non-current assets of discontinued operation	—	5,072

Total assets	$781,244	$764,098

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands of dollars)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$75,690	$69,960
Accrued liabilities	64,239	64,313
Long-term debt due within one year	11,626	1,567
Current liabilities of discontinued operation	—	1,865

Total current liabilities	151,555	137,705
Non-current liabilities:
Long-term debt due after one year	281,815	278,536
Retirement benefits	77,562	77,571
Other non-current liabilities	14,292	12,717

Total non-current liabilities	373,669	368,824
Shareholders’ equity:
Common stock	2,601	2,601
Capital in excess of par value	57,132	57,124
Retained earnings	205,878	212,437
Accumulated other comprehensive loss	(9,403)	(14,562)
Unearned restricted stock	(188)	(31)

Total shareholders’ equity	256,020	257,569

Total liabilities and shareholders’ equity	$781,244	$764,098

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(Unaudited)
	(in thousands of dollars)
Operating activities:
(Loss) income from continuing operation	($3,365)	$8,541
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of changes in accounting	—	481
Loss from discontinued operations	(122)	(449)
Depreciation	37,272	36,934
Amortization of debt discount and issuance costs	1,496	2,583
Amortization of other assets	818	93
Results of equity investment	(752)	(692)
Restructuring and impairment charges	10,314	—
Gain on disposal of property, plant and equipment	(1,660)	—
Stock-based compensation	35	—
Change in operating assets and liabilities:
Accounts receivable	(6,569)	10,808
Inventories	(5,575)	5,642
Accounts payable and current liabilities	(9,357)	8,437
Other assets and liabilities	(1,768)	(5,792)

Net cash provided by continuing operating activities	20,767	66,586
Net cash provided by discontinued operation	1,314	1,071

Net cash provided by operating activities	22,081	67,657
Investing activities:
Additions to property, plant and equipment by continuing operations	(11,612)	(6,732)
Additions to property, plant and equipment by discontinued operation	—	(148)
Purchase of shares of a subsidiary	(5,571)	—
Proceeds from sale of assets of a subsidiary	3,925	—
Proceeds from sale of property, plant and equipment	1,700	360

Net cash used in investing activities	(11,558)	(6,520)
Financing activities:
Net decrease in revolving credit facility	(1,000)	(67,000)
Proceeds from debt offering	—	175,000
Repayment of term loan	—	(171,750)
Repayments of other debts	(4,085)	(1,461)
Payments of revolving credit facility fees	(405)	—
Payment of debt issuance costs	—	(5,940)
Dividends paid	(3,072)	(3,056)
Issuance of common stock	12	490

Net cash used in financing activities	(8,550)	(73,717)
Effect of exchange rate changes on cash and cash equivalents	(283)	4,390

Net increase (decrease) in cash and cash equivalents	1,690	(8,190)
Cash and cash equivalents at beginning of period	3,298	13,866

Cash and cash equivalents at end of period	$4,988	$5,676

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our 2002 Annual Report and Form 10-K for complete financial statement and footnotes.

Adoption of Accounting Pronouncement — Loss on Early Extinguishment of Debt

On January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement requires certain gains and losses associated with the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. As required under SFAS No. 145, we reclassified pretax losses of $927,000 related to the extinguishment of bank term loan in the 2002 Statement of Operations from “Extraordinary Item” to “Interest Expense, Net.”

Adoption of Accounting Pronouncement — Goodwill

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2003 (Unaudited)

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

		(in thousands of dollars, other than per share data)
Net (loss) income, as reported	($50)	($1,013)	($3,487)	$8,573
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(136)	(187)	(541)	(605)

Pro forma net (loss) income	($186)	($1,200)	($4,028)	$7,968

(Loss) earnings per share:
Basic — as reported	$—	($0.04)	($0.14)	$0.34
Basic — pro forma	($0.01)	($0.05)	($0.16)	$0.31
Diluted — as reported	$—	($0.04)	($0.14)	$0.33
Diluted — pro forma	($0.01)	($0.05)	($0.16)	$0.31

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2003 (Unaudited)

2. Acquisition

On June 25, 2003, we entered into an agreement with Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“PortCast”), which is located in Porto, Portugal. Previously we owned 50% interest in PortCast. PortCast is a caster of various ductile-iron automotive components. Under the terms of the agreement, we acquired 25% of the shares of PortCast for a cash investment of $5.6 million (4.9 million Euros) on July 1, 2003, increasing our ownership in PortCast from 50% to 75%. We have a call option to acquire, and Estudos, Servicos e Participacoes, S.A. has a put option to sell, the remaining 25% ownership for an additional cash investment of $5.6 million (4.9 million Euros) on July 1, 2004.

We accounted for the acquisition of additional shares in PortCast using the purchase accounting method. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. PortCast became a consolidated subsidiary at July 1, 2003 and the results of operations of PortCast from July 1, 2003 are included in our consolidated results of operations. Our equity in the net income of PortCast for the period before July 1, 2003 is included in “Equity interest in a joint venture” in the accompanying statements of operations. The pro forma effects of this acquisition are not material to our consolidated results of operations.

3. Disposition — Discontinued Operation

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which will be paid by July 31, 2008. This transaction resulted in a loss on sale of $0.1 million, net of taxes. Frisby operated a machining plant that manufactures precision-machined components primarily for the automotive, truck and power tool markets. Frisby was a non-core operation, and is included in our Corporate and Other segment in Note 10, Reporting for Business Segments.

Net assets of discontinued operation of Frisby are as follows:

	July 24, 2003	December 31, 2002

	(In thousands of dollars)
Assets:
Accounts receivable	$2,061	$1,276
Inventory	1,552	1,717
Property, plant and equipment	4,453	5,072
Other assets	158	414
Liabilities:
Accounts payable	$848	$973
Accrued liabilities	855	892
Deferred tax liabilities	716	716

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2003 (Unaudited)

3. Disposition — Discontinued Operation (continued)

The after-tax loss on sale of the assets of Frisby, and the results of operations of Frisby for all periods presented, have been classified as discontinued operations in the consolidated statements of operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We have reported the results of operations of Frisby for the periods ended September 30 as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

		(in thousands of dollars)
Sales	$915	$3,961	$8,007	$10,824
Cost of sales	881	3,872	7,615	10,872

Gross profit (loss)	34	89	392	(48)
Expenses	63	260	526	688

Loss before income tax benefit	(29)	(171)	(134)	(736)
Income tax benefit	11	66	53	287

Loss from discontinued operation, net of tax	($18)	($105)	($81)	($449)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2003 (Unaudited)

4. Restructuring and Impairment Charges

In May 2003, due to changes in market conditions and production technology, as well as a substantial investment necessary for continued operation, we decided to permanently close our shell-molding plant in Radford, Virginia. The Radford Foundry manufactures gray-iron and ductile-iron components for the automotive industry. Production at the plant was substantially ceased at the end of the third quarter of 2003. We anticipate that the final plant closure will occur and substantially all the 333 hourly and salaried employees will be terminated by December 31, 2003. For the nine-month period ended September 30, 2003, the Radford Foundry had revenues of $31.0 million and net losses of $9.3 million. The facility is included in the Ferrous Metals segment in Note 10, Reporting for Business Segments.

As a result of this closure, we recorded $11.6 million in pretax restructuring and impairment charges in the accompanying statements of operations for the second quarter of 2003. These restructuring and impairment charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. During the third quarter of 2003, we reduced other postretirement benefit obligations by $1.3 million due to the termination of over 200 hourly and salaried employees. The accruals for employee severance and related contractually guaranteed benefit costs and for employee pension costs are included in “Accrued liabilities” and “Retirement benefits,” respectively, in the accompanying balance sheet at September 30, 2003.

We expect to accrue an additional $0.2 million in employee benefit costs and to further reduce the other postretirement benefit obligations when the remaining employees are terminated. The reduction of postretirement benefit obligations in the fourth quarter of 2003 is expected to be approximately $0.5 million. We also expect to incur approximately $0.4 million for environmental remediation when the Radford Foundry is closed, in addition to the environmental remediation costs that are discussed in Note 11, Environmental and Legal Matters.

Activities relating to the restructuring liabilities are as follows (in thousands of dollars):

	Impairment		Employee	Employee
	of	Write-down	Termination	Postretirement
	fixed assets	of inventory	Benefits	Benefits	Other	Total

Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)

Balance at June 30, 2003	—	—	1,336	—	50	1,386
Reduction of post- retirement obligations	—	—	—	(1,278)	—	(1,278)
Noncash credit	—	—	—	1,278	—	1,278
Cash payments	—	—	(28)	—	(50)	(78)

Balance at September 30, 2003	$—	$—	$1,308	$—	$—	$1,308

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

5. Inventories

Net inventories consist of the following (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Finished goods	$20,216	$15,525
Work in process	12,187	7,947
Raw materials	7,330	6,458
Supplies and patterns	36,768	33,809

	$76,501	$63,739

6. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Land	$6,723	$5,304
Buildings and improvements	138,176	133,974
Machinery and equipment	514,430	490,784
Construction in progress	25,071	9,432

Property, plant and equipment, at cost	684,400	639,494
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	358,979	312,532

Property, plant and equipment, net	$325,421	$326,962

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

7. Debt

On June 13, 2002, we completed a senior note offering of $175 million. The notes bear an annual fixed rate of interest of 9.75% and will mature on June 15, 2009. Interest is due June 15 and December 15 of each year. The notes are unsecured and rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay the remaining balance on a bank term loan ($161.7 million) and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the debt offering and are included in “other non-current assets” in the accompanying balance sheet and are being amortized over seven years. See Note 13, Supplemental Condensed Consolidating Financial Information, for additional information regarding the senior unsecured notes.

During the first quarter of 2003, we amended our secured bank revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million. In addition, two financial covenants were modified to provide less restrictive terms.

Long-term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Revolving credit facility	$62,000	$63,000
Senior notes due 2009	175,000	175,000
Industrial revenue bonds	39,350	40,200
Capitalized leases and other debt	17,091	1,903

Total debt	293,441	280,103
Less: Long-term debt due within one year	11,626	1,567

Long-term debt due after one year	$281,815	$278,536

Maturities of long-term debt at September 30, 2003 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending September 30, 2004	$11,626
September 30, 2005	66,032
September 30, 2006	4,337
September 30, 2007	1,446
Thereafter	210,000

$293,441

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

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

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. At September 30, 2003, we had outstanding foreign exchange contracts with a notional amount of $14.1 million (12.3 million Euros) to hedge our European operations. We have designated these forward contracts as fair value hedges. The fair value of such foreign exchange contracts was minimal at September 30, 2003.

9. Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net (loss) income	($50)	($1,013)	($3,487)	$8,573
Other comprehensive income (loss):
Fair value of interest rate swap	608	(99)	1,233	213
Foreign currency translation adjustment	(426)	(1,342)	3,926	8,763

Total other comprehensive income	182	(1,441)	5,159	8,976

Total comprehensive income (loss)	$132	($2,454)	$1,672	$17,549

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

10. Reporting for Business Segments

We individually evaluate the operating performance of our business units. Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have aggregated operating segments that have similar characteristics, including manufacturing processes and raw materials. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations that do not fall within the Ferrous Metals or Light Metals segments, and includes the corporate business unit and its related expenses and eliminations. Certain administrative costs such as interest and amortization are included within the Corporate and Other segment. For the three-month and nine-month periods ended September 30, 2003, a pre-tax gain on the disposal of property, plant and equipment of $1.7 million was included within the Corporate and Other segment. This information is displayed in the following table:

	Ferrous	Light	Corporate and
	Metals	Metals	Other	Consolidated

		(in thousands of dollars)
Three-month period ended September 30, 2003:
Net sales	$124,481	$57,573	$—	$182,054

Operating profit	$3,465	$2,723	$329	$6,517
Interest expense, net	(1,446)	(1,229)	(5,115)	(7,790)
Other income, net	—	—	1,475	1,475
Tax (expense) benefit	(737)	(630)	1,174	(193)
Loss from discontinued operation, net of tax	—	—	(59)	(59)

			Net loss	($50)

Three-month period ended September 30, 2002:
Net sales	$127,082	$65,521	$—	$192,603

Operating profit (loss)	$5,042	$2,335	($2,863)	$4,514
Interest expense, net	(673)	(1,051)	(5,816)	(7,540)
Other expense, net	—	—	(784)	(784)
Tax (expense) benefit	(794)	(540)	3,963	2,629
Equity interest in a joint venture	273	—	—	273
Loss from discontinued operation, net of tax	—	—	(105)	(105)

			Net loss	($1,013)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

10. Reporting for Business Segments (continued)

	Ferrous	Light	Corporate and
	Metals	Metals	Other	Consolidated

		(in thousands of dollars)
Nine-month period ended September 30, 2003:
Net sales	$400,382	$178,450	$—	$578,832

Operating profit (loss)	$8,079	$9,635	($2,090)	$15,624
Interest expense, net	(3,492)	(3,585)	(15,850)	(22,927)
Other income, net	—	—	1,314	1,314
Tax (expense) benefit	(1,500)	(2,525)	5,897	1,872
Equity interest in a joint venture	752	—	—	752
Loss from discontinued operation, net of tax	—	—	(122)	(122)

			Net loss	($3,487)

Nine-month period ended September 30, 2002:
Net sales	$400,864	$208,930	$—	$609,794

Operating profit (loss)	$21,745	$15,979	$(6,213)	$31,511
Interest expense, net	(3,052)	(3,278)	(14,745)	(21,075)
Other expense, net	—	—	(617)	(617)
Tax (expense) benefit	(5,605)	(5,107)	8,742	(1,970)
Equity interest in a joint venture	692	—	—	692
Loss from discontinued operation, net of tax	—	—	(449)	(449)
Cumulative effect of changes in accounting, net of tax	481	—	—	481

			Net loss	$8,573

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

11. Environmental and Legal Matters

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that remedial action will be required with respect to that on-site disposal.

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

The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. We are in the process of reviewing Maximum Achievable Control Technology Standards that will be applicable to our industry.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. As of September 30, 2003, we have accrued $7.1 million to cover estimated future environmental expenditures for known environmental sites, which includes $1.6 million in additional reserves for the Radford facilities that we provided for during the second quarter of 2003. The $7.1 million reserve also includes a $3.2 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

We are a party to a number of other legal proceedings associated with environmental, employment, commercial, product liability or other matters in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

12. Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders of common stock by the weighted average number of common shares outstanding for the period. The dilutive earnings per share calculation reflects the assumed exercise of stock options and issuance of unearned restricted stock.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,

	2003	2002	2003	2002

		(in thousands of dollars, except per share data)
Numerator:
Net (loss) income	($50)	($1,013)	($3,487)	$8,573

Denominator:
Denominator for basic (loss) earnings per share — weighted average shares	25,591	25,462	25,576	25,441
Effect of shares held in deferred compensation plan	—	—	—	(11)

Denominator for basic (loss) earnings per share — weighted average shares	25,591	25,462	25,576	25,430

Effect of dilutive securities:
Effect of shares held in deferred compensation plan	—	—	—	11
Employee stock options and unearned restricted stock	134	—	—	306

Denominator for diluted (loss) earnings per share — adjusted weighted average shares and assumed exercise of options	25,725	25,462	25,576	25,747

Basic (loss) earnings per share	$—	($0.04)	($0.14)	$0.34

Fully diluted (loss) earnings per share	$—	($0.04)	($0.14)	$0.33

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of September 30, 2003, the Parent and the Combined Guarantor Subsidiaries had approximately $275.1 million of secured debt outstanding and approximately $103.0 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had approximately $16.0 million of debt outstanding as of September 30, 2003.

Presented below is summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$155,265	$29,475	($2,686)	$182,054
Cost of sales	—	145,229	24,789	(2,686)	167,332

Gross profit	—	10,036	4,686	—	14,722
Selling, general and administrative	530	5,212	2,892	29	8,663
Restructuring and impairment charges	—	(1,278)	—	—	(1,278)
Other operating (income) expenses	(37)	499	387	(29)	820

Operating (loss) profit	(493)	5,603	1,407	—	6,517
Other income and expenses:
Interest expense (income), net	5,102	2,308	380	—	7,790
Other income , net	(1,060)	(6)	(409)	—	(1,475)

(Loss) income before income tax	(4,535)	3,301	1,436	—	202
Income tax benefit (expense)	2,274	(2,048)	(419)	—	(193)

(Loss) income from continuing operations	(2,261)	1,253	1,017	—	9
Loss from discontinued operation, net of tax	—	(59)	—	—	(59)

Net (loss) income	($2,261)	$1,194	$1,017	$—	($50)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$176,042	$21,154	($4,593)	$192,603
Cost of sales	—	165,680	19,550	(4,584)	180,646

Gross profit (loss)	—	10,362	1,604	(9)	11,957
Selling, general and administrative	883	5,213	1,652	190	7,938
Other operating expenses (income)	4	(16)	(294)	(189)	(495)

Operating (loss) profit	(887)	5,165	246	(10)	4,514
Other income and expenses:
Interest expense (income), net	5,806	1,902	(168)	—	7,540
Other expense, net	127	140	517	—	784

(Loss) income before income tax	(6,820)	3,123	(103)	(10)	(3,810)
Income tax benefit (expense)	3,342	(1,325)	612	—	2,629
Equity interest in a joint venture	—	—	273	—	273

(Loss) income from continuing operations	(3,478)	1,798	782	(10)	(908)
Loss from discontinued operation, net of tax	—	(105)	—	—	(105)

Net (loss) income	$(3,478)	$1,693	$782	($10)	($1,013)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$510,757	$82,190	($14,115)	$578,832
Cost of sales	—	468,497	71,263	(14,115)	525,645

Gross profit	—	42,260	10,927	—	53,187
Selling, general and administrative	1,911	16,503	6,530	87	25,031
Restructuring and impairment charges	—	10,314	—	—	10,314
Other operating expenses (income)	79	1,759	467	(87)	2,218

Operating (loss) profit	(1,990)	13,684	3,930	—	15,624
Other income and expenses:
Interest expense, net	15,810	6,920	197	—	22,927
Other income, net	(873)	(13)	(428)	—	(1,314)

(Loss) income before income tax	(16,927)	6,777	4,161	—	(5,989)
Income tax benefit (expense)	6,811	(3,624)	(1,315)	—	1,872
Equity interest in a joint venture	—	—	752	—	752

(Loss) income from continuing operations	(10,116)	3,153	3,598	—	(3,365)
Loss from discontinued operation, net of tax	—	(122)	—	—	(122)

Net (loss) income	($10,116)	$3,031	$3,598	$—	($3,487)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$554,503	$66,775	($11,484)	$609,794
Cost of sales	(35)	506,855	58,891	(11,475)	554,236

Gross profit (loss)	35	47,648	7,884	(9)	55,558
Selling, general and administrative	3,296	15,801	4,706	571	24,374
Other operating expenses (income)	105	(86)	223	(569)	(327)

Operating (loss) profit	(3,366)	31,933	2,955	(11)	31,511
Other income and expenses:
Interest expense (income), net	14,719	6,677	(321)	—	21,075
Other expense (income), net	391	(198)	424	—	617

(Loss) income before income tax	(18,476)	25,454	2,852	(11)	9,819
Income tax benefit (expense)	7,966	(10,168)	232	—	(1,970)
Equity interest in a joint venture	—	—	692	—	692

(Loss) income from continuing operations	(10,510)	15,286	3,776	(11)	8,541
Loss from discontinued operation, net of tax	—	(449)	—	—	(449)
Cumulative effect of changes in accounting, net of tax	—	—	481	—	481

Net (loss) income	($10,510)	$14,837	$4,257	($11)	$8,573

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	As of September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$3,010	$413	$1,565	$—	$4,988
Accounts receivable, net	155	73,832	25,125	—	99,112
Inventories	—	57,493	19,067	(59)	76,501
Other current assets	22,126	4,059	6,395	1	32,581

Total current assets	25,291	135,797	52,152	(58)	213,182
Property, plant and equipment, net	3,592	260,609	60,677	543	325,421
Other assets:
Goodwill	—	217,016	—	—	217,016
Other non-current assets	18,311	4,081	1,790	1,443	25,625
Intercompany, net	(55,948)	83,499	(29,102)	1,551	—
Investments in subsidiaries	603,269	—	—	(603,269)	—

Total assets	$594,515	$701,002	$85,517	($599,790)	$781,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,357	$61,786	$12,790	($243)	$75,690
Accrued liabilities	15,783	37,284	11,113	59	64,239
Long-term debt due within one year	350	1,003	10,273	—	11,626

Total current liabilities	17,490	100,073	34,176	(184)	151,555
Long-term debt due after one year	239,000	37,115	5,700	—	281,815
Retirement benefits	77,342	220	—	—	77,562
Other non-current liabilities	4,663	7,990	892	747	14,292

Total non-current liabilities	321,005	45,325	6,592	747	373,669
Shareholders’ equity	256,020	555,604	44,749	(600,353)	256,020

Total liabilities and shareholders’ equity	$594,515	$701,002	$85,517	($599,790)	$781,244

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,122	$167	$2,009	$—	$3,298
Accounts receivable, net	162	62,060	23,281	—	85,503
Inventories	—	55,659	8,139	(59)	63,739
Other current assets	21,291	2,487	682	1	24,461
Current assets of discontinued operation	—	3,407	—	—	3,407

Total current assets	22,575	123,780	34,111	(58)	180,408
Property, plant and equipment, net	4,598	289,709	32,112	543	326,962
Other assets:
Goodwill	—	217,016	—	—	217,016
Other non-current assets	18,749	3,867	10,581	1,443	34,640
Intercompany, net	(40,038)	63,759	(25,323)	1,602	—
Investments in subsidiaries	592,765	—	—	(592,765)	—
Non-current assets of discontinued operation	—	5,072	—	—	5,072

Total assets	$598,649	$703,203	$51,481	($589,235)	$764,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,462	$62,426	$5,337	($265)	$69,960
Accrued liabilities	19,603	33,588	11,041	81	64,313
Long-term debt due within one year	350	1,107	110	—	1,567
Current liabilities of discontinued operation	—	1,865	—	—	1,865

Total current liabilities	22,415	98,986	16,488	(184)	137,705
Long-term debt due after one year	240,350	37,974	212	—	278,536
Retirement benefits	70,812	6,759	—	—	77,571
Other non-current liabilities	7,503	6,955	(2,488)	747	12,717

Total non-current liabilities	318,665	51,688	(2,276)	747	368,824
Shareholders’ equity	257,569	552,529	37,269	(589,798)	257,569

Total liabilities and shareholders’ equity	$598,649	$703,203	$51,481	($589,235)	$764,098

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
CASH FLOW DATA
Cash provided by continuing operating activities	$6,018	$4,780	$9,969	$—	$20,767
Cash provided by discontinued operation	—	1,314	—	—	1,314

Net cash provided by operating activities	6,018	6,094	9,969	—	22,081
Investing activities:
Additions to property, plant and equipment	(1,365)	(8,460)	(1,787)	—	(11,612)
Purchase of shares of a subsidiary	—	—	(5,571)	—	(5,571)
Proceeds from sale of assets of a subsidiary	—	3,925	—	—	3,925
Proceeds from sale of property, plant and equipment	1,700	—	—	—	1,700

Net cash provided by (used in) investing activities	335	(4,535)	(7,358)	—	(11,558)
Financing activities:
Net decrease in revolving credit facility	(1,000)	—	—	—	(1,000)
Net decrease in other debts	—	(1,313)	(2,772)	—	(4,085)
Payments of revolving credit facility fees	(405)	—	—	—	(405)
Dividends paid	(3,072)	—	—	—	(3,072)
Issuance of common stock	12	—	—	—	12

Net cash used in financing activities	(4,465)	(1,313)	(2,772)	—	(8,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	(283)	—	(283)

Net increase (decrease) in cash and cash equivalents	$1,888	$246	($444)	$—	$1,690

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2003 (Unaudited)

13. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in thousands of dollars)
CASH FLOW DATA
Cash provided by (used in) continuing operating activities	$73,378	$5,386	($12,178)	$—	$66,586
Cash provided by discontinued operation	—	1,071	—	—	1,071

Net cash provided by (used in) operating activities	73,378	6,457	(12,178)	—	67,657
Investing activities:
Additions to property, plant and equipment by continuing operations	(1,465)	(4,413)	(854)	—	(6,732)
Additions to property, plant and equipment by discontinued operations	—	(148)	—	—	(148)
Proceeds from sale of property, plant and equipment	—	360	—	—	360

Net cash used in investing activities	(1,465)	(4,201)	(854)	—	(6,520)
Financing activities:
Net decrease in revolving credit facility	(67,000)	—	—	—	(67,000)
Proceeds from debt offering	175,000	—	—	—	175,000
Repayment of term loan	(171,750)	—	—	—	(171,750)
Repayments of other debts	(350)	(804)	(307)	—	(1,461)
Payments of debt issuance costs	(5,940)	—	—	—	(5,940)
Dividends paid	(3,056)	—	—	—	(3,056)
Issuance of common stock	490	—	—	—	490

Net cash used in financing activities	(72,606)	(804)	(307)	—	(73,717)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,390	—	4,390

Net (decrease) increase in cash and cash equivalents	($693)	$1,452	($8,949)	$—	($8,190)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risk contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any downturn in the markets in which we operate

•	Fluctuations in worldwide or regional automobile and light- and heavy-truck production, which directly affect demand for our products

•	Changes in procurement practices and policies of our customers for automotive components, including the risk of the loss of any of our major customers

•	Pricing practices of our customers, including demands for price concessions as a condition to retaining current business or obtaining new business

•	Deterioration in the market share of any of our major customers

•	Fluctuations in foreign currency exchange rates

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in the cost of raw materials, including the cost of energy, aluminum, zinc, magnesium, alloys and scrap steel, and our ability, if any, to pass those costs on to our customers

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our customers

•	Factors or presently unknown circumstances that may affect the charges related to the impairment of our long-lived assets

•	Changes in environmental regulations to which we are subject, including Maximum Achievable Control Technology standards applicable to the foundry industry, and our ability to meet these standards

•	Our ability to meet the financial covenants set forth in our debt agreements, and our ability to negotiate less restrictive covenants if necessary

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the third quarter of 2003 net cash provided by operations totaled $22.1 million compared to $67.7 million for the same period last year. Depreciation and amortization expense, excluding depreciation expense for our discontinued operations, for the nine months ended September 30, 2003 and 2002 was $38.1 million and $37.0 million, respectively. For the nine months ended September 30, 2003, after adjusting for the effect of exchange rates, accounts receivable increased by $6.6 million while inventory increased by $5.6 million. The increase in accounts receivable and inventory is due to the consolidation of PortCast’s financial statements since July 2003. For the nine months ended September 30, 2003, after adjusting for the effect of exchange rates, accounts payable decreased by $0.3 million while accrued liabilities decreased by $9.1 million. The decrease in accrued liabilities is due to the payment of European corporation and trade taxes during the nine months ended September 30, 2003. During the first nine months of 2003 we spent $11.6 million for the purchase of property, plant and equipment. Borrowings under our bank revolving credit facility decreased by $1.0 million during the first nine months of 2003. Additionally, we paid $3.1 million in dividends during the first nine months of 2003. The Company has committed capital not yet spent of approximately $4.0 million as of September 30, 2003. We anticipate that the funds needed for the committed capital spending will come from operations.

During the first quarter of 2003, we amended our revolving credit agreement. The credit agreement facility was reduced from $300 million to $225 million, of which $122 million was outstanding as of September 30, 2003, consisting of borrowings of $62.0 million and letters of credit of $60 million. In addition, two financial covenants were modified to provide less restrictive terms. The secured bank revolving credit facility expires on November 5, 2004. As of September 30, 2003, we had outstanding unsecured senior notes of $175 million and other debt of approximately $56.4 million. The senior notes will be due on June 15, 2009. At September 30, 2003, we had committed and uncommitted bank credit facilities with unused borrowing capacity of $103 million. However, due to loan covenants restrictions, our borrowing availability at September 30, 2003 was $18.6 million.

We were in compliance with our revolving credit agreement covenants as of September 30, 2003. The revolving credit agreement financial covenant ratios as of September 30, 2003 are provided below.

Financial Covenant	Requirement	Actual

Fixed charge coverage ratio	> 1.50 : 1	2.22 : 1
Consolidated EBITDA to consolidated interest expense	> 2.50 : 1	2.82 : 1
Funded debt to consolidated EBITDA	< 4.00 : 1	3.54 : 1
Capital expenditures (in thousands of dollars)	< $50,000	$17,245

The reconciliations of EBITDA, Fixed Charges and Funded Debt, and the calculations of financial covenant ratios are provided below:

Twelve Months Ended
September 30, 2003

(In thousands of dollars)
Net loss	$(2,527)
Income tax benefit	(1,889)
Interest expense, net	30,398
Non-cash restructuring charge	10,314
Depreciation and amortization	50,279
Adjustments to consolidated EBITDA pertaining to the bank agreement *	2,768

Consolidated EBITDA	89,343

Consolidated EBITDA	89,343
Less: Capital expenditure	13,978
Less: Adjustments to capital expenditure pertaining to the bank agreement *	3,267

Consolidated EBITDA less capital expenditure	$72,098

Interest expense, net	$30,398
Adjustments to interest expense pertaining to the bank agreement *	1,291
Revenue bonds principal payments	850

Fixed charges	$32,539

At September 30, 2003

(In thousands of dollars)
Total long-term debt	$293,441
Letters of credit excluding certain revenue bonds	22,986

Funded debt	$316,427

Twelve Months Ended
September 30, 2003

(In thousands of
dollars, except ratios)
Consolidated EBITDA less capital expenditures	$72,098
Fixed charges	$32,539

Fixed charge coverage ratio (to 1)	2.22

Consolidated EBITDA	$89,343
Consolidated interest expense	$31,689

Consolidated EBITDA to consolidated interest expense (to 1)	2.82

Funded debt	$316,427
Consolidated EBITDA	$89,343

Funded debt to consolidated EBITDA (to 1)	3.54

* Adjustments are related to the acquisition of PortCast in 2003.

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

Material Changes in Results of Operations — Three months ended September 30, 2003

Sales for the third quarter of 2003 were $182.1 million, a decrease of $10.5 million or 5.5% as compared to sales in the same period in 2002 of $192.6 million. The decrease in sales is attributable mainly to weaker North American and European automobile and light truck markets, along with lower selling prices. Ferrous Metals segment sales were $124.5 million during the third quarter of 2003 compared to $127.1 million for the same period last year, representing a decrease in sales of $2.6 million or 2.0%. Included as part of Ferrous Metals segment sales, European sales during the three months ended September 30, 2003 were $29.5 million, an increase of $8.3 million or 39.2% as compared to European sales of $21.2 million for the same period last year. The overall decrease in Ferrous Metals segment sales is attributable to a decrease in vehicle production in North America and Europe by 5% and 2%, respectively, partially offset by the consolidation of PortCast’s financial results and favorable foreign currency exchange on European sales for the third quarter. Light Metals segment sales were $57.6 million during the third quarter of 2003, a decrease of $7.9 million or 12.1% compared to $65.5 million during the third quarter of 2002. The decrease in sales is attributable to a combination of the decrease of vehicle production, the loss of certain business, and price reductions on certain programs.

Gross profit for the three months ended September 30, 2003 and 2002 was $14.7 million and $12.0 million, respectively. Gross profit as a percentage of sales for the three months ended September 30, 2003 and 2002 was 8.1% and 6.2%, respectively. The increase in gross profit margin is due to efficiency improvements, partially offset by the lower sales volume and lower selling price.

Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were 4.8% and 4.1% of sales, respectively. The increase is due to the consolidation of PortCast’s financial results since July 2003.

A reduction of restructuring and impairment charges of $1.3 million was recorded during the third quarter of 2003 . It represented the reduction of other postretirement benefit obligations related to the termination of over 200 hourly and salaried employees of the Radford Foundry. We decided to permanently close our Radford Foundry due to changes in market conditions and production technology, as well as a substantial investment necessary for continued operation. The closure is expected to be complete by December 31, 2003.

Net interest expense for the third quarter 2003 was $7.8 million, which was $0.3 million more than the same period last year. The increase was because of the consolidation of PortCast’s financial results since July 2003.

Other income for the third quarter 2003 of $1.5 million included a gain on disposal of fixed assets of $1.7 million.

The effective income tax rate was 95.5% and 69.0% for the third quarter of 2003 and 2002, respectively. The effective income tax rate in the third quarter of 2003 was higher than the statutory rate because income tax included foreign taxes and state taxes, partially offset by a Federal Research and Development Tax Credit. The effective income tax benefit rate in the third quarter of 2002 was higher than the statutory rate because the income tax benefit included foreign tax and state tax benefits, release of tax reserves, and utilization of one-time state tax credits.

Loss from discontinued operations resulted from the sale of substantially all the assets of Frisby during the third quarter of 2003. The loss from the operations of Frisby and the loss on the sale of Frisby’s assets, net of taxes, for the three months ended September 30, 2003 was $18 thousand and $41 thousand, respectively.

Material Changes in Results of Operations — Nine months ended September 30, 2003

Sales for the nine months ended September 30, 2003 were $578.8 million, a decrease of $31.0 million or 5.1% as compared to sales in the same period in 2002 of $609.8 million. The decrease in sales is attributable mainly to weaker North American and European automobile and light truck markets, along with lower selling price. Ferrous Metals segment sales were $400.4 million during the nine months ended September 30, 2003 compared to $400.9 million for the same period last year, representing a decrease in sales of $0.5 million or 0.1%. Included as part of Ferrous Metals segment sales, European sales during the nine months ended September 30, 2003 were $82.2 million, an increase of $15.4 million or 23.1% as compared to European sales of $66.8 million for the same period last year. The overall slight decrease in Ferrous Metals segment sales is attributable to an 1% decrease in vehicle production in Europe for the nine months ended September 30, 2003 as compared to the same period last year. This negative impact was substantially offset by the consolidation of PortCast’s sales since July 2003, and favorable foreign currency exchange on European sales. Light Metals segment sales were $178.5 million during the nine months ended September 30, 2003, a decrease of $30.4 million or 14.6% compared to $208.9 million during the same period in 2002. The decrease in sales is attributable mainly to a decrease in vehicle production in North America of 4%, loss of certain business, and price reductions.

Gross profit for the nine months ended September 30, 2003 and 2002 was $53.2 million and $55.6 million, respectively. Gross profit as a percentage of sales for the nine months ended September 30, 2003 and 2002 was 9.2% and 9.1%, respectively. The increase in gross profit margin is due to continuous improvement in production efficiency and cost reductions, but the impact is substantially offset by lower sales volume and reduced selling prices.

Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were 4.3% and 4.0% of sales, respectively. The increase is due to the consolidation of PortCast’s financial results since July 2003.

Restructuring and impairment charges of $10.3 million were recorded during the nine months ended September 30, 2003. The charges were related to our decision to permanently close our Radford Foundry. The closure is expected to be complete by December 31, 2003. The restructuring and impairment charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for the employee pension costs, reduced by $1.3 million for the reduction of other postretirement benefit obligations related to the termination of over 200 hourly and salaried employees of the Radford Foundry.

Net interest expense for the nine-month period ended September 30, 2003 was $22.9 million, which was $1.9 million more than the same period last year. The increase was due to higher interest rates on our senior notes issued in June 2002, and the consolidation of PortCast’s financial results since July 2003.

Other income for the nine-month period ended September 30, 2003 of $1.3 million included a gain on disposal of fixed assets of $1.7 million.

The effective income tax rate was 31.3% and 20.1% for the nine months ended September 30, 2003 and 2002, respectively. The effective income tax benefit rate in the nine months ended September 30, 2003 was lower than the statutory rate because of foreign and state tax expenses, partially offset by a Federal Research and Development Tax Credit. The effective income tax expense rate in the same period of 2002 was lower than the statutory rate because tax planning in Europe and release of tax reserves, partially offset by the state tax expenses.

Loss from discontinued operations resulted from the sale of substantially all the assets of Frisby during the third quarter of 2003. The loss from the operations of Frisby and the loss on the sale of Frisby’s assets, net of taxes, for the nine months ended September 30, 2003 was $81 thousand and $41 thousand, respectively.

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

There has been no material change to our exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

(a)	We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods.

(b)	There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

See Note 11, Environmental and Legal Matters, for a description of environmental matters, including environmental matters relating to our Radford, Virginia facilities.

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

(b) Reports on Form 8-K

On October 16, 2003, we filed a current report on Form 8-K containing a press release announcing the financial results for the third quarter of 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMET Corporation

By:	/s/ Robert E. Belts

Robert E. Belts
Vice President of Finance and
Chief Financial Officer
Date:	November 13, 2003

Exhibit Index

Exhibit No.	Document Description

31.1	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Vice President of Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002