Form 10-K
period 2003-12-31
INTERMET CORP
filed 2004-03-15
CIK 745287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-13787

INTERMET CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

(248) 952-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $88,281,674 based on $3.45 per share, the closing sale price of the common stock as quoted on the Nasdaq National Market. For purposes of determining the aggregate market value of the Registrant’s voting stock held by non-affiliates, shares held by all current directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Registrant as defined by the Securities and Exchange Commission.

At March 1, 2004 there were 25,655,266 shares of common stock, $0.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II. Portions of the registrant’s definitive proxy statement for the 2003 annual meeting of shareholders to be held April 15, 2004 are incorporated by reference into Part III.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Schedule II Valuation and Qualifying Accounts
Signatures
Certifications
Exhibit Index
By-Laws of Intermet
8th Amend. To and Waiver Under 5-Yr. Credit Agrmt.
First Amended and Restated Credit Agreement
Letter of Credit Facility Agreement
Employment Agreement -- Laurence Vine-Chatterton
Employment Agreement -- Robert E. Belts
Employment Agreement -- Thomas E. Prucha
Employment Agreement -- Jesus M. Bonilla
Code of Conduct
Subsidiaries of Intermet
Consent of Independent Auditors
Power of Attorney
Certification of CEO
Certification of CFO
Certification of Periodic Financial Report

The following information contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various risk factors including, but not limited to:

•	General economic conditions, including any downturn in the markets in which we operate

•	Fluctuations in automobile and light and heavy truck production, which directly affect demand for our products

•	Changes in procurement practices and policies of our customers for automotive components, including the risk of the loss of any of our major customers or the loss of a significant vehicle program

•	Pricing practices of our customers, including continuing demands for price concessions as a condition to retaining current business or obtaining new business, and the negative effect that price concessions have on our profit margins

•	Fluctuations in the cost of raw materials, including the cost of energy, aluminum, zinc, magnesium, alloys and scrap steel, and our ability, if any, to pass those costs on to our customers

•	The rising cost of scrap steel, one of our primary raw materials, and the possibility that scrap steel costs will remain at high levels or continue to increase, which would have a negative effect on our profit margins

•	Our ability to meet the financial covenants set forth in our debt agreements, and our ability to negotiate less restrictive covenants if necessary, all of which have an effect on our liquidity

•	Fluctuations in interest rates that may affect our borrowing costs

•	Fluctuations in foreign currency exchange rates

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our customers

•	Continuing changes in environmental regulations to which we are subject, and the costs will we incur in meeting more stringent regulations

•	Factors or presently unknown circumstances that may result in impairment of our assets, including further write downs of our goodwill

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Part I

Item 1. Business

General

INTERMET is one of the largest independent producers of ductile iron, aluminum, magnesium and zinc castings in the world. In addition, we provide machining and tooling related to our casting business along with a range of other products and services to the automotive and industrial markets. We specialize in the design and manufacture of highly engineered, cast automotive components for the global light truck, passenger car, light vehicle and heavy-duty vehicle markets. These products are focused on structural safety components and are used in vehicle powertrain, chassis, brake, and body / interior parts.

INTERMET supplies cast products to a broad array of automotive and industrial customers. Original equipment manufacturers (“OEMs”) and Tier 1 and Tier 2 suppliers increasingly rely on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria. In addition, OEMs, Tier 1 and Tier 2 suppliers look to their suppliers to solve problems arising in the design and manufacturing processes. We believe that we are well positioned to benefit from these trends by providing a broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

Our ferrous metals products include ductile iron castings and their related machining operations. These castings include crankshafts, brackets, bearing caps, steering knuckles, wheel spindles, differential carriers and cases, brake anchors and calipers, and suspension control arms. Our light metals products include aluminum, magnesium and zinc die-castings and their related machining operations. These castings include engine covers, brackets, instrument panel frames, connector housings, steering knuckles, airbag controller enclosures, heat sinks, steering column components and windshield wiper motor enclosures. We provide cast products used by automotive OEMs, including, but not limited to, DaimlerChrysler, Ford, General Motors, PSA Peugeot Citroën, Volkswagen, BMW, Honda and Toyota, and their leading suppliers throughout the world, such as Delphi, Visteon, PBR Automotive, TRW, Continental Teves, Knorr Bremse, Denso, Metaldyne and Dana.

As of December 31, 2003, our Ferrous Metals segment, excluding the Radford Foundry, had a total average straight time available casting capacity of 643,000 net tons, an increase of 40,000 net tons as compared to 603,000 net tons in 2002. The increase was because of the consolidation of the Porto Foundry’s operating results since July 2003. Our Light Metals segment had a total average straight time available casting capacity of 72,000 net tons as of December 31, 2003, the same as that in 2002.

Based on production, INTERMET’s casting facilities, including Europe, operated at an average annual capacity utilization of 68% in 2003, 70% in 2002, and 68% in 2001.

We believe that our leadership in core markets positions us to capitalize on domestic and international consolidation and OEM outsourcing trends. These trends are driven, in part, by the OEMs’ strategy to lower costs and maintain quality by selectively awarding contracts to suppliers that have full service capabilities and a significant global presence.

INTERMET’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or through our web site at http://www.intermet.com.

Acquisition of Porto Foundry

In June 2003, we entered into an agreement to acquire 100% interest in Fundicao Nodular, S.A. (“PortCast”) in Porto, Portugal. Previously we owned 50% interest in PortCast. Our ownership in PortCast increased from 50% to 75% in July 2003. Since our acquisition of majority ownership, we refer to this operation as our “Porto Foundry”. We have a call option to acquire the remaining 25% ownership in July 2004. See additional discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Consolidated Financial Statements, Acquisition.

Sale of Frisby Assets

In July 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”). See additional discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements, Discontinued Operations.

Radford Closure

In May 2003, we decided to permanently close our iron shell-molding plant in Radford, Virginia. The final plant closure occurred in December 2003. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

Havana Closure

In December 2003, we decided to permanently close our ductile-iron casting plant in Havana, Illinois. The plant closure is expected to occur in the second quarter of 2004. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

Financial Information about Segments

Sales and net loss for the Ferrous Metals segment in 2003 were $493.4 million and $1.0 million, respectively, compared with sales and net income of $484.1 million and $15.3 million, respectively, in 2002. Sales and net loss in the Light Metals segment in 2003 were $237.8 million and $45.3 million, respectively, compared with sales and net income of $271.6 million and $9.4 million, respectively, in 2002. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and disclosure in Note 14 to the Consolidated Financial Statements, Reporting for Business Segments.

Products, Markets and Sales

We focus on value-added cast metal products, which we supply mainly to the automotive market. In 2003, 2002 and 2001, approximately 94.1%, 95.2%, and 94.1% of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories:

•	Chassis and suspension components such as steering knuckles, control arms, steering gear housings, torsion bar adjusters, spindle carriers and spring seats

•	Powertrain components such as electronic control module housings, engine crankshafts, bearing caps, front covers and camcovers; transmission housings, retainers and bodies; and differential cases, carriers and bearing caps

•	Brake components such as light vehicle and heavy vehicle calipers, anchors, and brackets

•	Interior / Body components such as instrument panel frames, steering column and lock housings, mirror supports, and brackets

INTERMET also manufactures a variety of products for the industrial and appliance markets. In 2003, 2002, and 2001, approximately 5.9%, 4.8%, and 5.9% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales for continuing operations by market for 2003 were as follows:

	Market
		Industrial
	Automotive	and Other	Total
Ferrous metals segment	66.5%	1.0%	67.5%
Light metals segment	27.6%	4.9%	32.5%

Total	94.1%	5.9%	100.0%

Reportable segment sales for continuing operations by market for 2002 were as follows:

	Market
		Industrial
	Automotive	and Other	Total
Ferrous metals segment	63.3%	0.8%	64.1%
Light metals segment	31.9%	4.0%	35.9%

Total	95.2%	4.8%	100.0%

Reportable segment sales for continuing operations by market for 2001 were as follows:

	Market
		Industrial
	Automotive	and Other	Total
Ferrous metals segment	60.4%	1.2%	61.6%
Light metals segment	33.7%	4.7%	38.4%

Total	94.1%	5.9%	100.0%

INTERMET has a long-standing quality assurance program. All of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. Our European operations have been certified to the new TS-16949 quality standard, and our North American plants are expected to complete this registration in 2004 or as required by their customers. In addition, we received various quality awards from our customers during 2003, including:.

•	Toyota Best in Class Award 2003

•	Hitachi Supplier Performance Award 2003

•	Ortech Quality Excellence — Quality and Delivery Excellence 2002

•	GM Service Parts Operations — 100% On Time Delivery 2002

We primarily market our products through our own sales and customer service staff. To a limited degree, we use independent sales representatives in Europe and the United States. INTERMET’s principal sales offices are in Troy, Michigan and Saarbrucken, Germany, but are also supported by a smaller sales office in Tokyo, Japan. We primarily produce to customer orders and do not maintain any significant inventory of finished goods not on order.

Our own sales staff acts as a liaison between our customers and our production personnel. Through our applications and product engineering groups, we offer complete engineering and design capabilities or customer assistance at the design stage of customer programs. We utilize quality assurance representatives and engineers to work with our customers’ manufacturing personnel to detect and avoid potential problems as well as to evaluate new product opportunities for us. In addition to working with our customers’ design engineers and other technical staff, our product engineers frequently work closely with customers’ purchasing personnel and our sales personnel to present INTERMET’s ideas and secure production purchase orders.

INTERMET supplies cast products to automotive OEMs directly or through Tier 1 and Tier 2 suppliers. Net sales to customers exceeding 10% of consolidated net sales, and sales to other major customers, were as follows (as a percentage of consolidated net sales):

Customer:	2003	2002	2001
DaimlerChrysler (1)	10%	18%	19%
Delphi	11%	11%	10%
Ford	11%	12%	12%
Metaldyne (1)	8%	1%	—
TRW	6%	2%	4%
Visteon	6%	5%	6%
PBR Automotive	6%	5%	5%
General Motors	5%	5%	6%

(1)	During 2003, Metaldyne acquired a facility from DaimlerChrysler to which we supply products. This accounts for the majority of the change in the amounts we supply to Metaldyne and DaimlerChrysler from 2002 to 2003.

The loss of any of these customers or a substantial reduction in their purchases could have a material adverse effect on us. Our six largest customers accounted for approximately 52%, 56%, and 58% of consolidated net sales during 2003, 2002, and 2001, respectively. We are continually working to diversify our customer base to match sales and marketing trends and ensure a global presence.

Net sales by market were as follows (as a percentage of consolidated net sales):

	Percentage of Net Sales
	2003	2002	2001
North American light trucks	52%	53%	48%
North American passenger cars	25%	29%	32%
North American heavy vehicles	1%	1%	2%
European light vehicles	13%	9%	9%
European heavy vehicles	3%	3%	3%
Industrial and other	6%	5%	6%

Total	100%	100%	100%

Sales of ferrous metals castings for continuing operations were 455,000, 429,000, and 422,000 net tons in 2003, 2002, and 2001, respectively. The increase in net tons sold in 2003 compared to 2002 is because of the consolidation of the Porto Foundry’s operating results since July 2003. The increase in net tons sold in 2002 compared to 2001 was mainly due to the launch of new products, partially offset by the loss of business with certain customers.

Sales of light metals castings were 34,000, 41,000, and 43,000 net tons in 2003, 2002, and 2001, respectively. The decrease in net tons sold in 2003 compared to 2002 was due to lower market demand and the conversion of one high volume magnesium component to plastic by a customer. The decrease in net tons sold in 2002 compared to 2001 is more than accounted for by a plant closure in the fourth quarter of 2001.

Design, Manufacturing and Machining

We have a technical center in Lynchburg, Virginia, and engineering centers in Troy, Michigan, Saarbrucken, Germany, and Tokyo, Japan that provide development, engineering and design services to our customers. In addition, we provide technical support to all of our plants worldwide. We furnish our customers with design support using their native computer-aided design and engineering languages as well as our cast metal process simulation software. Our design and engineering teams also assist our customers in the initial stages of product creation and modification.

Our capabilities include computer-aided engineering analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other advanced computer-aided design techniques, to support our customers in the initial stages of product design and prototype creation. These techniques greatly enhance design and flexibility to provide optimized manufacturability, as well as quality and product performance. In addition, we can substantially reduce the time required to produce sample castings, particularly with complex products. INTERMET’s goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that optimize designs, reduce weight, consider the use of alternative materials or incorporate more efficient manufacturing processes. INTERMET’s product and manufacturing process development work includes the development of new products, materials and processes that can broaden our overall product offerings and capabilities. We believe that our advanced design and engineering capabilities serve as a significant competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Our Ferrous Metals segment produces ductile iron castings. Our ferrous metal castings range from small parts weighing only a few ounces each to products weighing up to 75 pounds each. Ductile iron’s use as a higher strength substitute for gray iron and a lower-cost substitute for steel has grown steadily. The ferrous metals cast production process involves melting steel scrap and pig iron in a cupola melter or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

Our Light Metals segment produces die-castings of aluminum, magnesium and zinc, which are lower weight alternative metals. Our light metal castings range from small products weighing only a few ounces each to products weighing up to 50 pounds each. Die-casting is a metal component casting process in which molten aluminum, magnesium or zinc is introduced into metal die and solidified. Pressure-counter-pressure casting (PCPC TM) is a casting method in which molten metal, usually aluminum, is introduced into a permanent die cavity with low-pressure gas applied to the metal in a sealed furnace. Solidification of the metal is controlled by extensive cooling lines placed throughout the die cavity and by the precise application of pressure. New Rheocasting is INTERMET’s semi-solid aluminum casting process which produces high strength and ductility structural parts, as well as pressure tight components.

Customers usually specify the properties that are required in their castings, such as strength, ductility and hardness, and INTERMET determines how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain both the quality and performance consistency of the castings. Electronic analysis and monitoring equipment, including x-ray, real-time radioscopy, ultrasonic and magnetic-particle testing and chemical spectroscopy, is used extensively in grading scrap metal, analyzing molten metal and testing castings. We also use testing equipment and procedures to provide particular tests for our castings as requested by customers.

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

Raw Materials

Steel scrap is the primary raw material INTERMET uses to manufacture ferrous metals castings. We purchase steel scrap from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any steel scrap supplier, nor is it traditionally possible to secure long-term commitments in this market. The cost of steel scrap is subject to fluctuations. Recent sharp increases in scrap steel cost have had a significant negative impact on our financial results and will continue to have a negative effect if prices remain high or if this upward trend continues. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks for further discussion of raw materials purchases. We have contractual arrangements with some of our major customers that allow us to adjust our casting prices to reflect such fluctuations. Adjustments are typically made after a time period specified by the customers and always lag the market.

In producing die cast light metals castings, the raw materials we use are secondary aluminum alloy and primary magnesium alloy ingots. We purchase aluminum using spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any aluminum suppliers. The cost of aluminum ingot is subject to fluctuations. We have contractual arrangements with many of our major customers that allow us to adjust our casting prices to reflect such fluctuations. For PCPC TM, the primary raw material is primary aluminum T-sow bar. This is obtained from a primary smelting source. We have contractual arrangement with our major customers that track the price to a published index and allow us to adjust our casting prices to reflect such fluctuations. Adjustments are typically made after a time period specified by the customers and always lag the market. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks for further discussion of raw materials purchases.

We have contractual arrangements with some of our suppliers, which expire at various times through 2004, for the purchase of various materials, other than steel scrap, primary and secondary aluminum ingot and primary magnesium ingot, used in the manufacturing process. These contracts provide some limited protection against price increases of raw materials. Other than as noted above, we do not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloys and other materials.

Cyclicality and Seasonality

Although most of our products are generally not affected by year-to-year automotive style changes, model changes may have an impact on sales. In addition, the inherent cyclicality of the automotive industry has affected our sales and earnings during periods of slow economic growth or recession. Our third and fourth quarter sales are usually lower than first and second quarter sales due to plant closings by automakers for holidays, vacations and model changeovers.

Backlog

Most of INTERMET’s business involves supplying all or a portion of the customer’s annual requirements stated in blanket purchase orders. Customers typically issue firm releases and shipping schedules on a monthly basis. Our backlog at any time generally consists only of the orders that have been released for shipment.

Competition

INTERMET competes with many other foundries domestically and internationally. Some of these foundries are owned by major users of castings. For example, many automobile manufacturers in North America and Europe, which are among our customer base, operate their own foundries. However, they also purchase a significant number of castings from INTERMET and other companies, and there is a trend toward increased outsourcing by these automobile manufacturers. Our castings also compete, to some degree, with malleable iron castings, other metal castings, plastics, and steel and aluminum forgings and stampings.

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

Research and Development

INTERMET conducts process, material, and product development programs for both its ferrous metals and light metals products, principally at a technical center and a research foundry in Lynchburg, Virginia. In addition, a European Engineering Center was established at our European Headquarters in Saarbrucken, Germany in 2003. This facility complements the capabilities of the Lynchburg Technical Center and the Engineering Center in Troy, Michigan to facilitate a global network of engineering and research and development operations.

Current research and testing projects encompass both new manufacturing processes and materials, and product development. The INTERMET research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. The work on new manufacturing processes focuses on ways to lower costs and improve quality. Product development work includes projects to extend the performance range for existing materials such as with austempering for ductile iron and special alloying for creep-resistant magnesium alloys. In addition, we are currently working to develop new materials, improve product manufacturing processes and improve characterization of material properties. We directly expensed $1.2 million, $1.3 million, and $1.7 million in 2003, 2002, and 2001, respectively, for basic research and development.

Employees

At March 1, 2004, we employed 5,652 employees, including 4,396 and 1,256 persons in North America and Europe, respectively. Our workforce includes 3,564 and 1,008 hourly manufacturing workers in North America and Europe, respectively. The remainder are management, sales and clerical personnel.

Foreign and Domestic Operations and Export Sales

Net sales and identifiable assets for INTERMET’s domestic and foreign operations for 2003, 2002, and 2001 were as follows (in thousands of dollars):

	For the year ended December 31,
	2003	2002	2001
Net sales:
North America	$614,762	$667,787	$692,898
Europe	116,405	87,950	89,986

Total	$731,167	$755,737	$782,884

	As of December 31,
	2003	2002	2001
Identifiable assets in:
North America	$560,117	$683,775	$764,903
Europe	126,567	80,323	75,636

Total	$686,684	$764,098	$840,539

Sales by geographic locations of customers for 2003, 2002, and 2001 were as follows (in thousands of dollars):

	For the year ended December 31,
	2003	2002	2001
Sales to unaffiliated customers:
North America	$604,218	$663,648	$687,264
Europe	117,096	88,506	93,229
Other International	9,853	3,583	2,391

Total	$731,167	$755,737	$782,884

Executive Officers of the Registrant

Executive officers are elected annually by the Board of Directors at its meeting that immediately follows our annual meeting of shareholders. An executive officer holds office until his or her successor is elected and qualified, or until his or her death, resignation or removal.

The executive officers of INTERMET as of March 12, 2004 along with their ages and principal positions with INTERMET, are as follows:

Name (Age)	Principal Position(s)
John Doddridge (63)	Chairman of the Board
Gary F. Ruff (52)	President and Chief Executive Officer
Robert E. Belts (54)	Vice President — Finance and Chief Financial Officer
Todd A. Heavin (42)	Vice President, Ferrous Metals
Jesus M. Bonilla (57)	Vice President, Light Metals
Alan J. Miller (55)	Vice President, General Counsel and Assistant Secretary
Bytha Mills (48)	Vice President, Administration
Thomas E. Prucha (54)	Vice President, Technical Services
Laurence Vine-Chatterton (54)	Vice President and President — INTERMET Europe
Terry C. Graessle (50)	Vice President, Sales and Marketing

Mr. Doddridge became our Chairman of the Board and Chief Executive Officer of INTERMET in 1994. He continued as Chairman of the Board after Dr. Ruff was elected as our Chief Executive Officer in July 2003. From November 1992 until November 1994, Mr. Doddridge was Vice Chairman and Chief Executive Officer of Magna International, Inc., a supplier of motor vehicle parts. From 1989 to 1992 he served as President of North American Operations of Dana Corporation, a motor vehicle parts manufacturer, and before then he served as President of Hayes-Dana Inc., a subsidiary of Dana Corporation.

Dr. Ruff was elected as Chief Executive Officer in July 2003. He was elected as President and Chief Operating Officer in December 2002. Dr. Ruff joined INTERMET in June 1999 and was named Executive Vice President — Technical Services in July 2000. Prior to joining INTERMET, he held numerous positions with General Motors, and in 1987 he joined CMI International, an automotive parts supplier, as Chief Technical Officer, Executive Vice President and Director. Prior to joining INTERMET, Dr. Ruff served as President of North American Wheels and Corporate Vice President of Hayes Lemmerz International, Inc., upon its acquisition of CMI.

Mr. Belts joined INTERMET as Vice President — Finance and Chief Financial Officer in August of 2002 following 14 years with Detroit Diesel Corporation, a manufacturer of heavy-diesel engines. He served as Senior Vice President of Finance and Chief Financial Officer of Detroit Diesel from March 1998 to July 2002 and as Vice President of Finance and Controller from January 1995 to February 1998 before joining INTERMET.

Mr. Heavin joined INTERMET as a Vice President in June of 2000 and was named Vice President of Ferrous Metals in September 2002. Prior to coming to INTERMET, Mr. Heavin was a Manufacturing Manager for Delphi’s Energy and Chassis Division. Prior to that he was employed by United Technologies Automotive for six years as plant manager of the Holland, Michigan plant and subsequently as a general manager in the Interiors group.

Mr. Bonilla joined INTERMET as Vice President of Light Metals in September 2002. Prior to joining INTERMET, he served as Vice President of Manufacturing and General Manager, Mexico Operations of Exemplar Manufacturing Company, a supplier of automotive wire harnesses. He also served as Vice President,

Operations, at the North American Aluminum Wheel — Hayes Lemmerz International, Inc.. His early career included operation management positions with Handy &

Harman Automotive Group in Laredo, Texas, and Masco Corporation in Mexicali, Mexico.

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

Item 2. Properties

The following provides information about the 19 domestic and international manufacturing locations operated by INTERMET, and the types of products produced at each location as of December 31, 2003:

Name of Plant	Location	Type of Products
Ferrous Metals Segment:
INTERMET Archer Creek Foundry	Lynchburg, Virginia	Ductile iron castings
INTERMET Columbus Foundry	Columbus, Georgia	Ductile iron castings
INTERMET Columbus Machining	Midland, Georgia	Machined and assembled components
INTERMET Decatur Foundry	Decatur, Illinois	Ductile iron castings
INTERMET Havana Foundry	Havana, Illinois	Ductile iron castings
INTERMET Hibbing Foundry	Hibbing, Minnesota	Ductile iron castings
INTERMET Neunkirchen Foundry	Neunkirchen, Germany	Ductile iron castings
INTERMET New River Foundry	Radford, Virginia	Ductile iron castings
INTERMET Ueckermunde Foundry	Ueckermunde, Germany	Ductile iron castings
INTERMET Porto Foundry	Porto, Portugal	Ductile iron castings
Light Metals Segment:
INTERMET Hannibal Plant	Hannibal, Missouri	Magnesium cold-chamber die-castings
INTERMET Jackson Casting and PCPC TM Plants	Jackson, Tennessee	Precision-engineered, close-tolerance, aluminum die-castings, and aluminum pressure-counter-pressure castings (PCPC TM)
INTERMET Minneapolis Plant	Minneapolis, Minnesota	Precision-engineered, close-tolerance, aluminum die-castings
INTERMET Monroe City Plant	Monroe City, Missouri	Aluminum and zinc die-castings
INTERMET Palmyra Plant	Palmyra, Missouri	Magnesium hot-chamber die-castings
INTERMET Pulaski Plant	Pulaski, Tennessee	Aluminum die-castings
INTERMET Racine Machining	Racine, Wisconsin	Machined and assembled components
INTERMET Racine Plant	Racine, Wisconsin	Aluminum die-castings
INTERMET Stevensville Plant	Stevensville, Michigan	Aluminum pressure-counter-pressure castings (PCPC TM)

All of INTERMET’s manufacturing locations are owned, except the Jackson Plants and Columbus Foundry facilities which are leased pursuant to a financing arrangement utilizing industrial revenue bonds. All of INTERMET’s owned properties are subject to liens securing bank borrowings. For further information on debt, see discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 8 to the Consolidated Financial Statements, Debt.

INTERMET owns a research and development foundry and leases a technical center, both located in Lynchburg, Virginia, and leases a management information systems data center in Columbus, Georgia. INTERMET also leases its headquarters office, which is located in Troy, Michigan.

Item 3. Legal Proceedings

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or adversely affect human health. Because we historically disposed of waste material at this site, it is possible that remedial action could be required with respect to that on-site disposal.

We are also a party to a number of other legal proceedings associated with environmental, employment, commercial, product liability and other matters in the ordinary course of its business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the Consolidated Financial Statements, Commitments and Contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of INTERMET during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

For the high and low stock prices for each of the calendar quarters for the last two years, see Note 17 to the Consolidated Financial Statements, Quarterly Data and Share Information.

INTERMET’s common stock, $0.10 par value, is traded on the Nasdaq National Market under the symbol “INMT” and had a closing price of $4.86 on March 1, 2004. Also on March 1, 2004, there were 473 holders of INTERMET’s common stock.

During 2003, 2002, and 2001, INTERMET declared dividends of approximately $4.1 million each year, ($0.04 per share per quarter). During 2003, 2002 and 2001, INTERMET paid dividends of approximately $4.1 million, $4.1 million, and $3.2 million, respectively. Under some of our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 2003, approximately $5.0 million, per fiscal year, of our retained earnings is available for the payment of dividends under those agreements. For further discussion of debt, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements, Debt.

INTERMET did not sell unregistered securities within the past three years.

Item 6. Selected Financial Data

Year Ended December 31	1999	2000	2001	2002	2003
STATEMENT OF OPERATIONS DATA (in thousands of dollars)
Net sales (a)(b)(g)	$871,089	$956,174	$782,884	$755,737	$731,167
Income (loss) from continuing operations (c)(d)(e)(f)(h)	31,725	38,866	(6,964)	10,476	(82,337)
Cumulative effect of change in accounting, net of tax (e)	—	—	—	481	—
Net income (loss) (c)(d)(e)(f)(g)(h)	36,377	40,908	(8,703)	9,003	(98,913)
SHARE DATA (in thousands, except per share data)
Income (loss) from continuing operation per common share — diluted	$1.24	$1.53	$(0.27)	$0.40	$(3.22)
Cumulative effect of change in accounting, net of tax per common share — diluted	—	—	—	$0.02	—
Net income (loss) per common share — diluted	$1.42	$1.61	$(0.34)	$0.35	$(3.87)
Cash dividends declared per common share (i)	$0.16	$0.16	$0.16	$0.16	$0.16
Weighted average common shares outstanding — diluted	25,571	25,438	25,359	25,878	25,581
BALANCE SHEET DATA (in thousands of dollars)
Total assets (a)(b)(c)(d)(e)(h)	$957,292	$918,796	$840,539	$764,098	$686,684
Total debt	455,040	399,166	363,422	280,103	293,543
Shareholders’ equity (c)(d)(e)(h)	242,377	279,408	253,280	257,569	162,137

(a)	In March 2000, we experienced an explosion at our New River Foundry causing a loss in business when the automotive industry was at an all time peak. Without this incident, the net sales and total assets in 2000 would have been higher.

(b)	In October 2000, we sold our interest in Iowa Mold Tooling Co. Inc.. Without this transaction, the net sales and total assets in 2000 would have been higher.

(c)	We recorded pretax restructuring and asset impairment charges of $10.0 million, $13.5 million, $7.5 million, and $18.5 million in 2003, 2001, 2000 and 1999, respectively. These have negative impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity. For further discussion about asset impairment and shutdown costs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

(d)	In December 2003, we recorded pretax goodwill impairment charge of $51.1 million which has negative impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity. For further discussion about the impairment charge, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements, Goodwill.

(e)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under this statement, goodwill is no longer amortized but is subject to annual impairment tests. This has positive impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity. Goodwill amortization, net of taxes, was $5.3 million, $5.3 million, and $2.8 million in 2001, 2000, and 1999, respectively. As required under SFAS No. 142, we wrote off negative goodwill of $481,000, net of taxes, as a cumulative effect of a change in accounting principle.

(f)	In June 2002, we completed a senior note offering of $175 million. The net proceeds of the senior note offering were used to pay off the remaining balance of a bank term loan ($161.7 million) and for working capital purposes. Unamortized financing costs of $927,000 were written off as interest expense as a result of the extinguishment of debt. This has negative impact on our income (loss) from continuing operations and net income (loss). For further discussion about the debt, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements, Debt.

(g)	Frisby and Radford became discontinued operations in the third quarter of 2003 and fourth quarter of 2003, respectively. Therefore all the historical financial results of Frisby and Radford, including sales, are aggregated and reported as income (loss) of discontinued operations, net of tax. For further discussion about the discontinued operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements, Discontinued Operations.

(h)	In the fourth quarter of 2003, we recorded a valuation reserve against our domestic net deferred tax assets of $23.9 million for our continuing operations and of $29.7 million in total. This is due to the accumulation of losses experienced at our domestic operations for the immediate past three years (2001 to 2003). This has negative impact on our income (loss) from continuing operations, income (loss) of discontinued operations, total assets and shareholders’ equity. For further discussion about the provisions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements, Income Taxes.

(i)	$0.16 per share dividends were declared in each of the years of 2003, 2002 and 2001. However, the fourth quarter $0.04 per share dividend was paid in January of 2004, 2003 and 2002, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including “Item 1. Business”, “Item 6. Selected Financial Data”, and “Item 8. Financial Statements and Supplementary Data”. The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be materially affected by the uncertainties and risk factors described throughout this report.

Results of Operations

2003 Compared to 2002

For the year ended December 31, 2003, we had sales from continuing operations of $731.2 million compared to sales of $755.7 million in 2002, a decrease of $24.5 million, or 3.2%. Sales for the Ferrous Metals segment were $493.4 million in 2003 compared with $484.1 million in 2002, an increase of $9.3 million, or 1.9%. European sales during 2003 were $116.4 million, an increase of $28.4 million or 32.3% as compared to $88.0 million in 2002. European sales are included in our Ferrous Metals segment. The overall increase in the Ferrous Metals segment sales was mainly attributable to the consolidation of the financial results of our Porto Foundry beginning in July 2003 and favorable foreign currency exchange on European sales. Our Porto Foundry had sales of $14.6 million during the period from July 1, 2003 to December 31, 2003. These sales increases in the Ferrous Metals segment were partly offset by lower volumes resulting from a decrease in vehicle production in North America and Europe by 3.1% and 0.8%, respectively. The favorable effect of changes in exchange rates on 2003 European sales was $18.9 million, or 19.4%, when compared with European sales using exchange rates for 2002. Sales in the Light Metals segment were $237.8 million in 2003 compared with $271.6 million in 2002, a decrease of $33.8 million, or 12.4%. The decrease is due to lower production volumes on the vehicle programs that we supply.

Our gross profit for 2003 of $63.8 million was 8.7% of sales compared with gross profit for 2002 of $72.5 million representing 9.6% of sales. The decrease in gross profit margin was because of lower sales volume, increased pricing pressure from our customers, increased cost of raw materials, especially scrap steel, inefficiencies associated with product launches, and start-up expenses associated with cost savings programs and new technology implementation.

Selling, general and administrative expenses increased by $6.6 million from $32.8 million in 2002 to $39.4 million in 2003, and increased as a percent of sales from 4.3% in 2002 to 5.4% in 2003. The increase was attributable to the consolidation of our Porto Foundry’s operating results beginning in July 2003, customer support costs, and the start up of the new European Engineering Center. A goodwill impairment charge of $51.1 million was recorded in 2003. This impairment charge was determined during our annual impairment testing, which indicated that the carrying value of the Light Metals reporting unit was in excess of its fair value. Additional restructuring and impairment charges of $10.0 million were recorded in 2003, including an $8.5 million charge for the announced closure of our Havana Foundry, and $1.5 million in write-downs of other long-lived assets.

Net interest expense for the years ended December 31, 2003 and 2002 was $29.9 million and $28.3 million, respectively. The increase was the result of higher interest rates on our senior notes, along with the consolidation of our Porto Foundry beginning in July 2003.

Net other income of $2.0 million for 2003 was mainly comprised of a $1.5 million gain on disposal of fixed assets.

The effective income tax expense rate for 2003 was 28.7%, primarily due to the recording of a valuation reserve against our domestic net deferred tax assets on continuing operations of $23.9 million and the fact that there was no tax benefit on the non-deductible goodwill impairment charge of $39.3 million. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13, Income Taxes, to our Consolidated Financial Statements.

Loss from continuing operations for 2003 was $82.3 million compared to income from continuing operations of $10.5 million in 2002. The decrease in income from continuing operations was mainly because of the pre-tax goodwill impairment charge of $51.1 million, the pre-tax restructuring and impairment charges of $10.0 million, and the recording of a valuation reserve against our domestic net deferred tax assets for continuing operations of $23.9 million. There was no tax benefit on the goodwill impairment charge or the restructuring and impairment charges. The deterioration in our profitability was also the result of lower sales volumes and selling prices, as well as higher raw material costs, particularly scrap steel. Foreign exchange rates had a $0.9 million favorable impact on our 2003 after-tax operating results when compared with exchange rates for 2002.

The net loss for 2003 was $98.9 million compared to a net income of $9.0 million in 2002. Diluted earnings per share decreased from diluted earnings per share of $0.35 in 2002 to diluted loss per share of $3.87 in 2003. The decrease was mainly because of the previously discussed factors, plus the after-tax loss from discontinued operations of $16.6 million.

2002 Compared to 2001

For the year ended December 31, 2002, we had sales from continuing operations of $755.7 million compared to sales of $782.9 million in 2001, a decrease of $27.2 million, or 3.5%. Sales for the Ferrous Metals segment were $484.1 million in 2002 compared with $482.1 million in 2001, an increase of $2.0 million, or 0.4%. European sales during 2002 were $88.0 million, a decrease of $2.0 million or 2.2% as compared to $90.0 million in 2001. European sales are included in our Ferrous Metals segment. The overall increase in Ferrous Metals segment sales was mainly attributable to the launch of new products and favorable foreign currency exchange on European sales, partly offset by a weaker European automotive market. The favorable effect of changes in exchange rates on 2002 European sales was $4.0 million, or 4.8%, when compared with European sales using exchange rates for 2001. Sales in the Light Metals segment were $271.6 million in 2002 compared with $300.7 million in 2001, a decrease of $29.1 million, or 9.7%. The decrease was more than accounted for by the closure of our Alexander City plant in late 2001. Excluding 2001 sales of $39.1 million from this closed plant, 2002 sales increased by $10.0 million over 2001, reflecting the favorable impact of our introduction of new products and technology in 2002, such as PCPC™.

Our gross profit for 2002 of $72.5 million was 9.6% of sales compared with gross profit for 2001 of $62.5 million representing 8.0% of sales. Our efforts in cost reduction were the principal factor in our higher gross profit for 2002 over 2001.

Selling, general and administrative expenses increased by $4.4 million from $28.4 million in 2001 to $32.8 million in 2002, and increased slightly as a percent of sales from 3.6% in 2001 to 4.3% in 2002. The increase was attributable to higher spending in the development and launch of our new technologies, along with a charge for an adverse arbitration award in a dispute with a consulting company over fees, costs for outside legal expenses, and profit-sharing accruals. Restructuring and impairment charges of $13.5 million were recorded in 2001. The charges included an $11.7 million asset impairment charge and $1.2 million in shutdown costs for the closure of the Alexander City plant, as well as $0.6 million in shutdown costs for the closure of our Reynosa, Mexico, machining operation. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, thereby eliminating the impact of goodwill amortization on 2002 results of operations. Pretax goodwill amortization was $6.3 million in 2001 ($5.3 million after tax).

Net interest expense for the years ended December 31, 2002 and 2001 was $28.3 million and $29.8 million, respectively. The decrease was the result of lower debt levels in 2002, partially offset by higher interest rates on our senior notes issued in 2002 and the write-off of capitalized debt issuance cost of $0.9 million due to extinguishment of a term loan.

Net other income of $3.4 million for 2001 was mainly comprised of a $3.2 million gain from the replacement of property, plant and equipment covered by insurance settlements.

The effective income tax expense rate for 2002 was 23.0%, largely attributable to the use of foreign tax credits and state tax incentives. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13, Income Taxes, to our Consolidated Financial Statements.

Income from continuing operations for 2002 was $10.5 million compared to loss from continuing operations of $7.0 million in 2001. The increase in income from continuing operations was mainly because of improved profitability resulting from our cost reduction initiatives. The improvement was also because of the elimination of goodwill amortization due to the adoption on January 1, 2002, of SFAS No. 142. Goodwill amortization after tax in 2001 was $5.3 million. In addition, there was an after-tax impairment and shutdown charge of $8.4 million in 2001 related to the closure of our Alexander City plant. Foreign exchange rates had a negligible impact on our 2002 earnings when compared with exchange rates for 2001.

Net income for 2002 was $9.0 million compared to a net loss of $8.7 million in 2001. Diluted earnings per share increased from diluted loss per share of $0.34 in 2001 to diluted earnings per share of $0.35 in 2002. The improvement in our profitability reflected higher plant efficiencies resulting from our efforts to reduce cost. The improvement was also because of the elimination of after-tax goodwill amortization of $5.3 million, and an after-tax impairment and shutdown charge of $8.4 million in 2001 for the Alexander City plant closure.

Goodwill Impairment

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. In the second quarter of 2002, with the assistance of an independent valuation firm, we performed our initial impairment test on our goodwill as of January 1, 2002. In addition, we performed our annual impairment test of goodwill as of November 30, 2002. Both tests indicated that goodwill was not impaired as of those dates.

In December 2003, with the assistance of an independent valuation firm, we performed our annual impairment test of goodwill as of November 30, 2003. Under the first step of the annual impairment test, the fair values of our Ferrous Metals reporting unit and Light Metals reporting unit were determined based on a combination of an income method, which estimates the fair value based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. Under the income method, we assumed a cash flow period of 10 years, a discount rate of 11.5%, a compound annual growth rate of 4.5% and 7.7% for the Ferrous Metals reporting unit and Light Metals reporting unit, respectively, for the ten-year period, and a terminal growth rate of 1.0%. Due to the erosion of the profitability of the Light Metals reporting unit, and the revision of our forecast as a result of changing market conditions, our estimated discounted cash flows from the Light Metals reporting unit decreased significantly as compared to our impairment tests performed in 2002. Based on the first step analysis, we determined that the carrying amount of the Light Metals reporting unit was in excess of its fair value as of November 30, 2003. Accordingly, we were required to perform the second step analysis on the Light Metals reporting unit to determine the amount of the impairment. The second step analysis indicated that the pre-tax goodwill impairment charge was $51.1 million, which was reported as “Goodwill Impairment Charge” in the accompanying statements of operations for 2003.

Plant Closure and Disposition

Havana Foundry Closure

In December 2003, we decided to permanently close our ductile iron foundry in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry manufactures ductile-iron components for the automotive industry, and has approximately 33 salaried and 141 hourly employees. We anticipate that the final plant closure will occur, and substantially all the salaried and hourly employees will be terminated, by June 30, 2004. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Havana Foundry had revenues of $25.7 million, $27.3 million and $31.4 million, and net losses of $5.0 million, $2.2 million and $8.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Because of our decision to close the Havana Foundry, we recorded an $8.5 million pre-tax charge during the fourth quarter of 2003. This charge is included in “Restructuring and impairment charges” in the accompanying statements of operations. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values, and $0.5 million for employee severance and related contractually guaranteed benefit costs. The accruals for the employee severance and benefit costs are included in “Accrued payroll and benefits” in the accompanying balance sheet in 2003. We expect to incur approximately $2 million for additional employee severance and related benefit costs, environmental remediation costs, and costs of testing required in order to transfer the manufacturing processes of Havana Foundry to other INTERMET’s facilities when the Havana Foundry is finally closed.

Sale of Frisby P.M.C., Incorporated Assets

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid by July 31, 2008. This disposition is consistent with our strategy to divest non-strategic assets. This transaction resulted in an after-tax loss of $0.1 million. Frisby operated a machining plant that manufactures precision-machined components, primarily for the automotive, truck and power tool markets. Frisby was a non-core operation, and is included in our Corporate and Other segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. Frisby had revenues of $8.0 million for the period from January 1, 2003 to July 24, 2003. For the years ended December 31, 2002 and 2001, Frisby had revenues of $13.6 million and $16.1 million, respectively. The after-tax loss on sale and results of operations for Frisby for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

Radford Foundry Closure

In May 2003, we decided to permanently close our shell-molding plant in Radford, Virginia due to changes in market conditions and production technology, as well as a substantial investment in environmental controls that would have been necessary for continued operation. The Radford Foundry manufactured gray-iron and ductile-iron components for the automotive industry, and had approximately 41 salaried and 333 hourly employees. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Radford Foundry had revenues of $34.8 million, $45.6 million and $44.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As a result of the decision to close the Radford Foundry, we recorded $11.6 million in pre-tax charges during the second quarter of 2003. The charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued an additional $0.1 million for employee severance costs. The accruals for the charges are included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying balance sheet in 2003. In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. The Radford Foundry was closed, and all the hourly employees and substantially all the salaried employees were terminated by December 2003. We expect to incur approximately $0.4 million for environmental remediation at the Radford Foundry in the future, which is in addition to the estimated $2.5 million environmental remediation costs that are discussed in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements. The after-tax results of operations of the Radford Foundry for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

Alexander City Plant Closure

In December 2001, we permanently closed our aluminum plant in Alexander City, Alabama. The Alexander City Plant is included in the Light Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Alexander City Plant had revenues of $39.1 million and net losses of $9.8 million for the year ended December 31, 2001. The net loss of $9.8 million for 2001 includes after-tax charges for asset impairment and shutdown costs of $8.4 million.

The decision to close this plant was the principal reason we recorded $12.9 million in pre-tax charges in the fourth quarter of 2001. These charges are included in “Restructuring and impairment charges” in the accompanying statements of operations. The amount included a write-down of $9.8 million to reduce the capital assets and inventories to their fair values, an intangible asset write-down of $1.9 million, $0.7 million for site environmental remediation and disposal costs, $0.4 million of provisions for severance (for 18 salaried employees) and employee pay-related costs, and $0.1 million for legal costs. During 2002, we paid all of the $0.4 million of severance that was accrued at December 31, 2001.

Reynosa Plant Closure

In the second quarter of 2001, we announced the shutdown of our Reynosa, Mexico machining operation. The Reynosa Plant is included in the Light Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. We recorded a $0.6 million pre-tax shutdown charge, which was included in “Restructuring and impairment charges” in the accompanying statements of operations.

Deferred Tax Charges

In the fourth quarter of 2003, we recorded a valuation reserve against our domestic net deferred tax assets of $23.9 million and $5.8 million for our continuing operations and discontinued operations, respectively. This is due to the accumulation of losses experienced at our domestic operations in the immediate past three years (2001 to 2003). See Note 13, Income Taxes, to our Consolidated Financial Statements for further details.

Other Long-Lived Assets Impairment

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. During our impairment review in the fourth quarter of 2003, we identified certain tangible fixed assets with carrying values not recoverable and exceeding their fair values. The carrying values of long-lived assets are considered to be not recoverable if they exceed our estimates of their undiscounted future cash flows, which are affected by our operations forecasts and strategic planning. As a result, in addition to the impairment charge for Havana as discussed above, we recorded a pre-tax impairment charge of $1.5 million in the fourth quarter of 2003, which was reported as “Restructuring and Impairment Charges” in the accompanying statements of operations in 2003.

Impact of Insurance Proceeds

In the first half of 2000, we suffered two extensive losses: an explosion at our New River Foundry in March 2000 that caused the shutdown of operations until November of 2000, and a fire at our Neunkirchen Foundry in May 2000 that caused extensive damage and the shutdown of the foundry for two weeks.

The resulting business interruption and loss of fixed assets was covered under our insurance policies. We received final settlements for the above two claims totaling $133.8 million from our insurance carriers, $30.6 million in 2001 and $103.2 million in 2000. In 2001, we recorded accident-related expenses of $7.8 million as Cost of Sales, and insurance recovery related to business interruption of $13.4 million as an offset to Cost of Sales. We also recorded $3.2 million for the replacement of property, plant and equipment as gains in “Other income, net” in the accompanying statements of operations in 2001.

Liquidity and Capital Resources

One of the sources of our liquidity is from the cash provided by operating activities. During 2003, cash provided by operating activities was $33.1 million, compared to $89.4 million in 2002. Although we were able to maintain positive operating cash flow in 2003, a number of risk factors, particularly the high cost of scrap steel, one of our primary raw materials, could affect our ability to generate cash in the future. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks.

We participate in accelerated payment programs that are made available by a number of our major customers. These programs allow us to accelerate collection of our receivables with respect to these customers. If any of these accelerated payment programs are cancelled, and we would be unable to replace such programs, our accounts receivable would increase, which would have a negative effect on our liquidity.

Another source of our liquidity is from our borrowings. The following is a description of our borrowings during 2003, a description of subsequent refinancing activities, and description of the financial covenants that limit our ability to borrow and, consequently, our liquidity.

As of December 31, 2003, our long term debt consisted principally of $175 million in senior notes, and $60 million under our then-existing Five-Year Credit Agreement (the “Old Credit Agreement”). On January 8, 2004, we refinanced our Old Credit Agreement by entering into a new First Amended and Restated Credit Agreement (the “New Credit Agreement”), which provides for a $90 million revolving credit line and a $120 million term loan. See Note 8, Debt, and Note 21, Subsequent Event, to our Consolidated Financial Statements for further details.

Our liquidity during 2003 was affected by our ability to borrow under our Old Credit Agreement, and continues to be affected by limits on our ability to borrow under our New Credit Agreement, both of which contain covenants that require us to maintain certain financial ratios. On December 19, 2003, we entered into an amendment of our Old Credit Agreement (the “Eighth Amendment”), which amended certain of these covenants at December 31, 2003 and enabled us to be in compliance with the covenants as of that date. The required financial covenant ratios in effect as of December 31, 2003, as set forth in the Eighth Amendment, together with our actual covenants ratios at December 31, 2003, are provided below.

Financial Covenant (as defined in our Old Credit Agreement)	Requirement	Actual
Fixed Charge Coverage Ratio	≥ 1.25	1.91
Consolidated EBITDA to Consolidated Interest Expense	≥ 2.00	2.65
Funded Debt to Consolidated EBITDA	≤ 4.50	3.88

EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), but is used in both our Old Credit Agreement and New Credit Agreement for our lenders to evaluate our liquidity and operating performance in relation to our covenants on a quarterly basis. EBITDA is defined generally as the sum of net income (excluding certain non-cash charges), income taxes, interest expense, and depreciation and amortization. For a complete definition of EBITDA and description of our financial covenants as of December 31, 2003, under our Old Credit Agreement, see the Fourth Amendment to $300 million Five-Year Credit Agreement dated July 17, 2001, as amended through the Eighth Amendment dated December 19, 2003, included as Exhibits 10.12 through 10.17 to this report. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measure of financial performance prepared in accordance with GAAP. It is presented here because it is an important measure in determining our ability to borrow, and, therefore, our liquidity position.

As of December 31, 2003, and applying the covenants in effect on that date under the Eighth Amendment, we would have had the ability to borrow an additional $51.3 million under our Old Credit Agreement.

As stated above, we entered into our New Credit Agreement on January 8, 2004. Our New Credit Agreement is similar to our Old Credit Agreement in that it also includes covenants that measure EBITDA to evaluate our liquidity and operating performance on a quarterly basis. See our New Credit Agreement dated January 8, 2004, included as Exhibit 10.18 to this report. The following covenant ratios are now in effect under the New Credit Agreement. These covenants will become more restrictive over time, beginning the fourth quarter of 2004.

Financial Covenant (as defined in our New Credit Agreement)	Requirement
Senior Funded Debt to Consolidated EBITDA	≤ 2.50
Consolidated EBITDA to Consolidated Interest Expense	≥ 2.25
Funded Debt to Consolidated EBITDA	≤ 4.50

Beginning in 2003, we have been negatively affected by the increasing cost of scrap steel, which is the major raw material in our Ferrous Metals segment. This, combined with our operating performance, has had a negative effect on our net income, which also negatively affects our EBITDA. If scrap steel costs continue to escalate or remain at high levels, and we are unable to offset increases in our operations, our EBITDA will be negatively affected, potentially causing us to be unable to meet our financial covenants. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks for further discussion of raw materials costs. If we were to fail to meet one or more of our covenants, we could be in default of our New Credit Agreement, unless we were able to renegotiate our covenants or restructure our debt. In the event of a default under our New Credit Agreement, lenders representing more than 50% of our outstanding debt under the New Credit Agreement could accelerate our loans.

We use the cash generated from our operations and from borrowings in part to invest in our business by acquiring new property, plant and equipment. Our cash outflow for investing activities for 2003 totaled $19.6 million, compared to $9.4 million in 2002.

Our cash outflow for financing activities for 2003 totaled $13.6 million, compared to $93.1 million in 2002. The significant cash outflow in 2002 was due to the net repayment of $85.0 million on a prior credit facility. Bank and other borrowings decreased $7.4 million, in the aggregate, during 2003. As a result of the various amendments to our $300 million bank revolving credit agreement and the processing of the new credit agreement in 2003, we incurred $2.1 million of debt issuance costs in 2003. In addition, we paid $4.1 million in dividends during 2003.

Cash and cash equivalents decreased to $1.0 million at December 31, 2003, from $3.3 million at December 31, 2002, due in part to the timing of payments from significant customers and applying these funds to reduce debt.

Outstanding debt increased from $280.1 million at December 31, 2002, to $293.5 million at December 31, 2003. The increase in debt is due to the consolidation of financial results of our Porto Foundry beginning in July 2003.

Shareholders’ equity decreased $95.5 million from $257.6 million at December 31, 2002, to $162.1 million at December 31, 2003. This decrease was due to the net loss of $98.9 million, dividends of $4.1 million, and an increase in our after-tax minimum pension liability of $4.3 million for 2003. The decrease was partly offset by a favorable currency translation adjustment of $10.5 million related to our foreign operations, and after-tax financial derivative adjustments of $1.3 million. Our debt-to-capital ratio increased from 52.1% at December 31, 2002, to 64.4% at December 31, 2003, primarily due to the decrease in the shareholders’ equity.

No interest expense was capitalized in 2003 or 2002.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist of operating leases for machinery and equipment, and real estate facility leases under which we occupy our executive offices, Technical Center and management information systems facilities. Our commitments under these arrangements are set forth under “Operating Lease Obligations” in the Tabular Disclosure of Contractual Obligations set forth below.

Tabular Disclosure of Contractual Obligations

As of December 31, 2003, our contractual obligations and commercial commitments are summarized as follows (in thousands of dollars):

	Payments due in
		Less than			More than
Contractual obligations	Total	1 year	1 to 3 years	4 to 5 years	5 years
Long-term debt (1)	$281,979	$3,332	$8,015	$187,632	$83,000
Short-term lines of credit	9,992	9,992	—	—	—
Capital lease obligations	1,572	971	601	—	—
Operating lease obligations	14,084	4,745	8,280	1,055	4
Purchase obligations (2)	5,720	5,720	—	—	—
Executive retirement benefits(3)	1,800	—	1,800	—	—
Pension plan contribution (4)	14,904	14,904	—	—	—
Porto Foundry acquisition (5)	5,983	5,983	—	—	—
Dividend payable (6)	1,024	1,024	—	—	—

Total	$337,058	$46,671	$18,696	$188,687	$83,004

	Mature in
		Less than			More than
Commercial commitments	Total	1 year	1 to 3 years	4 to 5 years	5 years
Standby letters of credit (7)	$59,986	$59,986	$—	$—	$—

(1)	Long-term debt includes $60 million that was outstanding at December 31, 2003 under our then-existing revolving credit agreement, which was originally due on November 5, 2004. On January 8, 2004, we entered into a new credit agreement that provides for a $90 million revolving credit line and a $120 million term loan. As a result, $12 million becomes due in January 2009 and $48 million becomes due in January 2010. Therefore $12 million and $48 million of the outstanding revolving credit balance as of December 31, 2003, is classified as long-term debt “due in 4 — 5 years” and long-term debt “due in more than 5 years”, respectively, in the “Contractual Obligations” table above. See Note 21, Subsequent Event, to our Consolidated Financial Statements for further details.

(2)	At December 31, 2003, we had commitments for the purchase of capital equipment of $5.7 million, which we expect to fund through cash flow from operations. This amount is reported as “Unconditional purchase obligations” in the “Contractual Obligations” table above.

(3)	Pursuant to an employment agreement with John Doddridge, Chairman of INTERMET, we are obligated to pay a retirement benefit equal to one full year of his final annual base salary for each three continuous years of employment, pro-rated for any period of less than three years. This benefit, which we estimate to be approximately $1.8 million, will be payable in a lump sum upon Mr. Doddridge’s retirement, which we currently anticipate to be January 2005.

(4)	We expect to contribute $14.9 million to our pension plans in 2004. This estimate is based on the assumption that the funding relief provided by the U.S. government, which has already expired in 2003, will not be extended to 2004. If the funding relief is ultimately extended to 2004, the estimated contribution amount will be reduced.

In addition, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pension”, and SFAS No. 132, “Disclosure for Pension and Other Postretirement Benefits”, we recorded total pension and other postretirement benefit obligations of $85.3 million as “Retirement Benefits” in the accompanying balance sheet as of December 31, 2003. See Note 12, Retirement Plans and Benefits, to our Consolidated Financial Statements for further details.

(5)	According to an agreement we entered into with Estudos, Servicos e Participacoes, S.A. on June 25, 2003, we have a call option to acquire, and Estudos, Servicos e Participacoes, S.A. has a put option to sell, the remaining 25% ownership of the Porto Foundry for an additional cash investment of Euros 4.9 million (approximately $6.2 million at the exchange rate on December 31, 2003) on July 1, 2004. Because of the put option, we recorded $6.0 million, the net present value of the $6.2 million future cash investment, as “Accounts Payable” in the accompanying balance sheet as of December 31, 2003. See Note 3, Acquisition, to our Consolidated Financial Statements for further details.

(6)	Dividends of $1.0 million (or $0.04 per common share) were declared during the fourth quarter of 2003 and were paid in January of 2004.

(7)	Standby letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation, environmental clean-up, and also in conjunction with several of our industrial revenue bonds. These letters of credit are issued with one-year maturity dates and re-issued for an additional year upon each maturity date.

Contingent Liabilities

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. At some of our industrial sites hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

We have recurring costs related to environmental clean-up, pollution prevention measures and disposal of waste (mostly non-hazardous waste) generated as part of ongoing operations. These environmental expenses totaled $13.9 million in 2003 and $12.9 million in 2002. A portion of our capital expenditures is regularly incurred to prevent or monitor pollution, principally for ventilation and dust control equipment.

The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. We are in the process of reviewing Maximum Achievable Control Technology Standards that will be applicable to our industry.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have accrued $6.9 million as of December 31, 2003 to cover estimated future environmental expenditures. This amount includes a $3.1 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois, and we expect that the cleanup will occur and the account will be settled in 2004. This amount also includes $2.5 million in environmental reserves for our closed Radford facility, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures for environmental matters.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.5 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts we have accrued.

We are also a party to other legal proceedings associated with environmental, employment, commercial, product liability or other matters in the ordinary course of our business. At the present time, we do not believe that any of such proceedings will have a material adverse effect in our results of operation. We self-insure a significant portion of our health care and property and casualty insurance risks. However, we purchase additional insurance for catastrophic losses. The events of September 11, 2001, caused extreme turmoil in the property and casualty insurance market. This, coupled with property losses at our New River and Neunkirchen plants that were incurred in the first half of 2000, resulted in increases in our property insurance deductible. We now carry a $2.5 million property deductible per occurrence.

While the contingencies mentioned above are estimates of our future obligations and their ultimate impact on us is unknown, we do not believe that these contingencies will have a material adverse effect on our consolidated financial position, results of operations or cash flows, taken as a whole. However, we cannot be assured that our activities will not give rise to actions by private parties or governmental agencies that could cause us to incur liability for damages, fines, penalties, operational shutdowns, cleanup costs or other similar expenses, any of which could be material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our interest expense and current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing which, based on current pricing trends, has been immaterial to us with the exception of energy costs, and costs of aluminum, magnesium, zinc and scrap steel. The cost of scrap steel has increased steadily since early 2002 and represents a risk to our operating results. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

Interest rate risk

We periodically use derivative instruments such as interest rate swap agreements to manage our interest rate risk. In October 2000 we entered into an interest rate swap on $50 million of bank debt to insulate against the risk of rising interest rates on a portion of our debt that has a variable interest rate. This swap agreement expired in October 2003. A 1% increase in interest rates on the debt not covered by swap agreements would have increased interest expense by approximately $1.2 million, $2.3 million, and $4.0 million for 2003, 2002, and 2001, respectively. This interest rate sensitivity analysis does not consider the effects of the reduced or increased level of overall economic activity that could result from a change in interest rates. At December 31, 2003, approximately 37% of our debt was at variable interest rates.

Foreign currency risk

We periodically use derivative instruments such as foreign exchange contracts to manage our foreign currency exchange rate risk.

Due to the size of our European operations, our earnings may also be affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the Euro. A 5% appreciation or depreciation in the value of the U.S. dollar relative to the currencies in which our sales are denominated (the Euro starting in 2001) would have no material impact on our net income for the years ended December 31, 2003, 2002 and 2001. This sensitivity analysis of the effects of the changes in foreign currency exchange rates does not factor in a potential change in the sales levels or local currency sales prices.

Commodity price risk

Scrap steel and aluminum ingot, along with energy, are our primary raw materials. Fluctuations in the costs of these raw materials has a direct effect on our profitability and our cash flow. During 2003, we experienced significant increases in the cost of scrap steel in the Unites States and Europe. Scrap steel is the primary raw material in our Ferrous Metals segment. Our cost of scrap steel has increased from an average of approximately $160 per net ton at the beginning of 2003 to an average of approximately $210 per net ton at the end of 2003. Our cost of scrap steel continues to escalate in 2004. Our average cost as of the end of February, 2004 increased to approximately $280 per net ton. During 2003, we used approximately 30,000 net tons of scrap steel per month in our Ferrous Metals segment. For each $10 increase in our scrap steel unit cost, over a one-year period, we would ultimately experience increased cost of materials of approximately $3.6 million if we are unable to recover any cost increases from our customers.

We have contractual arrangements with many of our customers to pass through increases in the cost of scrap steel. However, there is a delay between the time when we experience price increases and the time when we are able to begin charging the relevant customer. This time delay varies by customer, but is generally from 30 days to 180 days. In addition, we are not able to pass through 100% of cost increases in all cases. Therefore, the actual amount of the total scrap steel price increases that we are able to pass through depends on the amount and timing of the price movements, the base price from which increases are measured, the amount of the increase that is recoverable, as well as the amount of scrap steel we use on each particular customer program. Notwithstanding our ability to pass through a portion of our scrap steel cost increases, continued high costs of scrap steel, or further escalation, could have a significant and material negative effect on our profitability and cash flows.

We monitor our procurement activities to address the price risk associated with the purchase of commodities generally. In addition, we purchase raw materials from diversified supplier sources and may utilize stockpiles to minimize our risk exposure to the extent possible. We may also use derivative instruments to manage our exposure for the commitments relating to raw materials used in our production processes and related energy costs. Specifically, we review our operation and liability structure on a recurring basis and make the determination as to whether our risk exposure should be adjusted using derivative instruments. We are unable to use derivatives to manage our exposure to the cost fluctuations in scrap steel.

Consumer risk

We operate in a cyclical business. Our sales relate directly to the production volumes of cars and light trucks, which are affected by general economic conditions. In addition, our sales are primarily to U.S. based manufacturers, which in recent years have generally had declining market shares.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, long-lived asset impairment, pension and other postretirement benefit obligations, accruals related to litigation and environmental costs, and valuation reserves for deferred tax assets. Actual results may differ from the estimates provided.

The critical accounting policies and estimates are included below.

Revenue Recognition

We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, title has transferred, the selling price is fixed or determinable, and collectibility is reasonably assured. We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are primarily based on factors such as historical sales returns, credit memo activities, and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional provisions against our revenue would result.

Accounts Receivable — Significant Customers

We generated approximately 32 % and 41% of our sales from three customers in the automotive manufacturing industry in 2003 and 2002, respectively. Trade accounts receivable attributable to these three customers were $22.1 million and $26.6 million as of December 31, 2003 and 2002, respectively. If our primary customers experience significant adverse conditions in their industry or operations, they may not be able to meet their ongoing financial obligations to us for prior sales or complete the purchase of additional products from us.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of customer charge-backs or a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Unless active discussions with the specific customer are occurring, we record bad debt charges based on our past loss history and the length of time the receivables are past due. In those situations with active discussions, the amount of bad debt recognized is based on the status of the discussions. If circumstances change, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Inventory Valuation

We regularly assess the valuation of our inventories and write down those inventories which are obsolete to their estimated realizable value. Our estimates of realizable value are based on our analyses and assumptions including, but not limited to, expected inventory useful lives, our production plans, and future demand requirements. If actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down.

Valuation of Financial Instruments

Cash and cash equivalents have a readily identified market value. For debt, we evaluate the year-end market rates for similar debt instruments to assess fair value. These values represent the estimated amount we would receive or pay to terminate agreements taking into consideration current interest rates and the terms of the agreements.

Income Taxes and Deferred Tax Assets and Liabilities

We account for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using statutory tax rates.

We regularly assess the likelihood that the deferred tax assets, including net operating loss carryforwards, are recoverable. This process requires substantial management judgment. To the extent that we believe the recoverability is less than likely, we will establish a valuation reserve against the deferred tax assets. Actual results could differ from our estimates and such differences could be material to the financial statements. For the year ended December 31, 2003, we recorded a valuation reserve of $23.9 million and $5.8 million against our domestic net deferred tax assets for continuing operations and discontinued operations, respectively, due to the accumulation of losses experienced at our domestic operations in the immediate past three years (2001 to 2003).

There are limitations on the use of foreign tax credits and operating loss carryforwards included in the deferred tax assets. Accumulated foreign tax credits of $179,000, $3,773,000 and $7,190,000 will expire in 2008, 2007 and 2006, respectively. Domestic operating loss carryforwards have a life of 15 to 20 years, and begin to expire in 2005.

Derivatives

We do not hold or issue derivative instruments for trading purposes. Hedge accounting is applied when we designate and document the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if a hedge did not qualify as highly effective, the ineffective portion of the derivative would be reflected in earnings.

We may hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt, foreign currency fluctuations for transactions with our overseas subsidiaries and customers, and purchase commitments for certain raw materials used in our production processes.

At December 31, 2002, we held an interest rate swap agreement, with a notional amount of $50 million, to hedge interest rate risk. This derivative qualified for hedge accounting. Under the terms of the interest rate swap agreement, we paid a fixed rate and received a variable rate. This instrument was valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate curves. We did not change our methods of calculating these fair values or developing the underlying assumptions. The value of this derivative changed over time as cash receipts and payments are made and as market conditions change. The interest rate swap agreement expired in October 2003.

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. To hedge our European operations, we had outstanding foreign exchange contracts with a notional amount of Euros 15.5 million (approximately $19.1 million) and Euros 15.9 million (approximately $16.7 million) at December 31, 2003 and 2002, respectively. The market value of such foreign exchange contracts was minimal at December 31, 2003 and 2002.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and/or foreign currency hedges, as the counter parties are established, well capitalized financial institutions. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note 18, Derivative Financial Instruments, to our Consolidated Financial Statements.

In addition to the above derivative financial instruments, we have other contracts that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in the fair value reflected in earnings. These contracts are used to cover our raw materials and energy purchases.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Annual testing is performed on goodwill as of November 30 every year. The carrying values of assets, including goodwill, and liabilities are assigned to each reporting unit. Then we determine the fair value of each of our two reporting units, Ferrous Metals and Light Metals, based on a combination of an income method, which estimates the fair value of our reporting units based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. If the carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation.

Assumptions including, but not limited to, future growth rates and discount rates are used in our goodwill testing. These assumptions may be affected by factors such as market conditions which are beyond our control.

Long-Lived Assets Other Than Goodwill

We evaluate our property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amount of a long-lived asset is considered to be not recoverable if it exceeds our estimates of its undiscounted future cash flows based on our operation forecasts. Impairment charge will be measured and recorded as the amount by which the carrying values of the long-lived assets exceed their fair values.

Litigation and Contingencies

We are a defendant in a number of claims, legal proceedings, and other contingencies associated with environmental, employment, commercial, product liability and other matters in the ordinary course of our business. We accrue our best estimate of the cost for the resolution of these claims where we are able to estimate the cost and where we have determined that it is probable that we will incur them in accordance with SFAS No. 5, “Accounting for Contingencies”. Our estimates have been developed in consultation with counsel that is handling our defense in these matters. At present, we do not believe that any of such legal proceedings will have a material adverse effect on our results of operations. To the extent additional information arises, it is possible that our best estimate of our probable liability in these matters could change. We recognize the costs of defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

Occasionally we are subject to examination from domestic and foreign tax authorities regarding the amount of taxes due. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various tax filing positions, we record reserves for potential exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted. However, based on our evaluation of tax positions, we believe we have appropriately accrued for probable exposures. The United States Internal Revenue Service had completed their examination of our tax years 2000 and 1999 during the fourth quarter of 2002, which concluded that no additional tax provision for those tax years is required.

Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our benefit plans are evaluated periodically by the management with the assistance of independent actuaries. Critical assumptions such as the discount rate, expected long-term rate of return on plan assets, and health care cost trend rates are evaluated and updated at least annually. The discount rate used in determining the actuarial present value of the projected benefit obligations was 6.00% and 6.75% in 2003 and 2002, respectively. The expected long-term rate of return on plan assets used in calculating net pension expense is based on the historical and projected rates of return on the types of plan assets in which the plans have invested. The expected long-term rate of return was 8.50% and 8.75% in 2003 and 2002, respectively. We develop our estimate of health care cost trend rates through the review of our recent health care cost trend and discussions with our actuaries. As of December 31, 2003, we assumed that the health care cost trend rates will gradually decrease from 11.0% in 2003 to 5.0% in 2015. The assumed health care cost trend rate for 2004 is 10.5%. A one-percentage-point increase and decrease in the assumed health care cost trend rates would have increased and decreased postretirement benefit obligations by $2.3 million and $2.2 million, respectively.

Item 8. Financial Statements and Supplementary Data

INTERMET Corporation

Consolidated Statements of Operations

	Years ended December 31,
	2003	2002	2001
	(in thousands of dollars, except per share data)
Net sales	$731,167	$755,737	$782,884
Cost of sales	667,327	683,234	720,423

Gross profit	63,840	72,503	62,461
Operating expenses:
Selling, general and administrative	39,406	32,826	28,381
Goodwill impairment charge	51,083	—	—
Restructuring and impairment charges	9,968	—	13,540
Goodwill amortization	—	—	6,328

Total operating expenses	100,457	32,826	48,249

Operating (loss) profit	(36,617)	39,677	14,212
Other expenses (income):
Interest expense, net	29,895	28,270	29,822
Other income, net	(1,959)	(161)	(3,441)

Total other expenses	27,936	28,109	26,381

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(64,553)	11,568	(12,169)
Income tax (expense) benefit	(18,536)	(2,665)	4,259
Equity interest in a joint venture	752	1,573	946

(Loss) income from continuing operations	(82,337)	10,476	(6,964)
Loss from discontinued operations, net of tax:
Loss from operation	(16,535)	(1,954)	(1,739)
Loss from sale	(41)	—	—

(Loss) income before cumulative effect of change in accounting	(98,913)	8,522	(8,703)
Cumulative effect of change in accounting, net of tax	—	481	—

Net (loss) income	$(98,913)	$9,003	$(8,703)

Net (loss) income per common share — basic:
Net (loss) income from continuing operations	$(3.22)	$0.41	$(0.27)
Loss from discontinued operations, net of tax	(0.65)	(0.08)	(0.07)
Cumulative effect of change in accounting, net of tax	—	0.02	—

Net (loss) income	$(3.87)	$0.35	$(0.34)

Net (loss) income per common share — assuming dilution Net (loss) income from continuing operations	$(3.22)	$0.40	$(0.27)
Loss from discontinued operations, net of tax	(0.65)	(0.07)	(0.07)
Cumulative effect of change in accounting, net of tax	—	0.02	—

Net (loss) income	$(3.87)	$0.35	$(0.34)

See accompanying notes.

INTERMET Corporation

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Net (loss) income	$(98,913)	$9,003	$(8,703)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,537	9,793	(4,278)
Derivative instrument liability adjustment	1,343	515	(1,858)
Minimum pension liability adjustment	(4,312)	(11,481)	(6,890)

Total other comprehensive income (loss)	7,568	(1,173)	(13,026)

Comprehensive (loss) income	$(91,345)	$7,830	$(21,729)

See accompanying notes.

INTERMET Corporation

Consolidated Balance Sheets

	December 31,
	2003	2002
	(in thousands of dollars, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,035	$3,298
Accounts receivable:
Trade, less allowances of $6,528 in 2003 and $9,229 in 2002	76,218	74,025
Other	10,555	12,754

	86,773	86,779
Inventories	77,411	65,456
Deferred income tax assets	—	20,230
Other current assets	10,748	4,645

Total current assets	175,967	180,408

Property, plant and equipment, net	324,080	332,034
Goodwill	165,933	217,016
Deferred income tax assets	147	5,443
Other noncurrent assets	20,557	29,197

Total noncurrent assets	510,717	583,690

Total assets	$686,684	$764,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,737	$70,933
Accrued payroll and benefits	33,885	31,148
Other accrued liabilities	25,657	34,057
Short-term lines of credit	9,992	—
Long-term debt due within one year	4,303	1,567

Total current liabilities	154,574	137,705
Noncurrent liabilities:
Long-term debt due after one year	279,248	278,536
Retirement benefits	85,309	77,571
Deferred income tax liabilities	—	2,913
Other noncurrent liabilities	5,416	9,804

Total noncurrent liabilities	369,973	368,824
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued in 2003 and 2002	—	—
Common stock; $0.10 par value; 50,000,000 shares authorized in 2003 and 2002; 25,593,391 and 25,491,178 shares issued and outstanding in 2003 and 2002	2,601	2,601
Capital in excess of par value	57,165	57,124
Retained earnings	109,428	212,437
Accumulated other comprehensive loss	(6,994)	(14,562)
Unearned restricted stock	(63)	(31)

Total shareholders’ equity	162,137	257,569

Total liabilities and shareholders’ equity	$686,684	$764,098

See accompanying notes.

INTERMET Corporation
Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
	(in thousands of dollars)
OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(82,337)	$10,476	$(6,964)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of changes in accounting	—	481	—
Depreciation and amortization	50,251	47,120	48,263
Amortization of debt discount and issuance costs	2,211	2,083	1,476
Amortization of goodwill	—	—	6,328
Goodwill impairment charge	51,083		—
Restructuring and impairment charges	9,506	—	11,734
Results of equity investment	(752)	(1,573)	(946)
Deferred income tax provision (benefit)	22,613	548	(4,086)
(Gain) loss on disposal of property, plant and equipment	(1,526)	3,109	—
Gain on insurance proceeds from involuntary conversion of assets	—	—	(3,220)
Changes in operating assets and liabilities:
Accounts receivable	6,772	28,538	16,750
Inventories	(6,657)	6,968	20,293
Accounts payable and current liabilities	(11,233)	(15,818)	(39,465)
Other assets and liabilities	(2,758)	4,497	13,207

Cash provided by continuing operating activities	37,173	86,429	63,370
Cash (used in) provided by discontinued operations	(4,066)	2,946	8,224

Cash provided by operating activities	33,107	89,375	71,594
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(19,533)	(8,427)	(35,526)
Additions to property, plant and equipment from insurance	—	—	(3,389)
Additions to property, plant and equipment by discontinued operations	(145)	(1,018)	(842)
Proceeds from insurance for replacement of property, plant and equipment	—	—	3,389
Proceeds from sale of property, plant and equipment	1,700	—	—
Purchase of shares of a subsidiary	(5,571)		—
Proceeds from sale of assets of a subsidiary	3,925	—	—

Cash used in investing activities	(19,624)	(9,445)	(36,368)
FINANCING ACTIVITIES:
Net (decrease) increase in revolving credit facility	(3,000)	(85,000)	9,000
Proceeds from term loan	—	—	182,750
Proceeds from debt offering	—	175,000	—
Repayment of term loan	—	(171,750)	(211,000)
Repayments of other debts	(4,417)	(1,646)	(16,494)
Payments of debt issuance costs	(2,110)	(6,022)	—
Issuance (purchase) of common stock	—	374	(349)
Dividends paid	(4,096)	(4,075)	(3,183)

Cash used in financing activities	(13,623)	(93,119)	(39,276)
Effect of exchange rate changes on cash and cash equivalents	(2,123)	2,621	(1,821)

Net decrease in cash and cash equivalents	(2,263)	(10,568)	(5,871)
Cash and cash equivalents at beginning of year	3,298	13,866	19,737

Cash and cash equivalents at end of year	$1,035	$3,298	$13,866

See accompanying notes.

INTERMET Corporation

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	2003	2002	2001
	(in thousands of dollars, except share and per share data)
Common stock, $0.10 par value
Balance as of January 1	$2,601	$2,590	$2,590
Issued in connection with exercise of options to purchase 19,750 shares of common stock	—	2	—
Issued in connection with deferred compensation plan	—	9	—

Balance as of December 31	2,601	2,601	2,590
Capital in excess of par value
Balance as of January 1	57,124	56,761	57,110
Amounts in excess of par value of common stock issued n connection with exercise of options to purchase shares	—	189	—
Amounts in excess of par value of common stock issued in connection with stock compensation plan	41	174	—
Purchase of 104,000 shares for deferred compensation plan	—	—	(349)

Balance as of December 31	57,165	57,124	56,761
Retained earnings
Balance as of January 1	212,437	207,512	220,279
Net (loss) income	(98,913)	9,003	(8,703)
Cash dividends of $0.16 per share in 2003, 2002 and 2001	(4,096)	(4,078)	(4,064)

Balance as of December 31	109,428	212,437	207,512
Accumulated translation
Balance as of January 1	5,152	(4,641)	(363)
Foreign currency translation adjustment	16,213	14,932	(6,582)
Related income tax (expense) credit	(5,676)	(5,139)	2,304

Balance as of December 31	15,689	5,152	(4,641)
Derivative instrument liability
Balance as of January 1	(1,343)	(1,858)	—
Derivative instrument liability adjustment	2,066	792	(2,858)
Related income tax (expense) credit	(723)	(277)	1,000

Balance as of December 31	—	(1,343)	(1,858)
Minimum pension liability
Balance as of January 1	(18,371)	(6,890)	—
Additional minimum pension liability	(6,634)	(17,663)	(10,600)
Related income tax credit	2,322	6,182	3,710

Balance as of December 31	(22,683)	(18,371)	(6,890)
Unearned restricted stock
Balance as of January 1	(31)	(194)	(206)
Issuance of 7,500, 6,000 and 23,000 shares of common stock in 2003, 2002 and 2001, respectively	(63)	(20)	(64)
Restricted stock vested	31	44	76
Forfeitures	—	139	—

Balance as of December 31	(63)	(31)	(194)

Total shareholders’ equity	$162,137	$257,569	$253,280

See accompanying notes.

INTERMET Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

1. Description of Business and Summary of Significant Accounting Policies

Business

INTERMET Corporation produces castings worldwide for light and heavy vehicles, including powertrain, chassis, brake, and body / interior components, as well as industrial products. In addition, we perform value-added services including advanced design and engineering, prototype casting, machining and sub-assembly, principally for our worldwide automotive customers

Our business segments include two groups: Ferrous Metals Group and Light Metals Group. Ferrous Metals consists of ductile iron casting and related manufacturing. Light Metals consists of aluminum, magnesium and zinc casting, along with associated value-added activities.

Basis of Presentation

The accompanying consolidated financial statements, presented in conformity with accounting principles generally accepted in the United States (“GAAP”), include the accounts of INTERMET and its domestic and foreign subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. All subsidiaries have a fiscal year ending December 31. Investments in 20% to 50% owned companies are accounted for under the equity method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, long-lived asset impairment, pension and other postretirement benefit obligations, accruals related to litigation and environmental costs, and valuation reserves for deferred tax assets. Actual results may differ from the estimates provided.

Reclassifications

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

Certain other amounts previously reported in the 2002 and 2001 financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

Revenue Recognition

We recognize revenue upon shipment of products and transfer of title.

Shipping and Handling Costs

We record shipping and handling costs as components of “Cost of Sales” within our statements of operations.

INTERMET Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

1. Description of Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair value at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, our pro forma net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would be the following:.

	2003	2002	2001
	(in thousands of dollars, except per share data)
Net (loss) income, as reported	$(98,913)	$9,003	$(8,703)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(670)	(794)	(898)

Pro forma net (loss) income	$(99,583)	$8,209	$(9,601)

(Loss) earnings per share:
Basic — as reported	$(3.87)	$0.35	$(0.34)

Basic — pro forma	$(3.89)	$0.32	$(0.38)

Diluted — as reported	$(3.87)	$0.35	$(0.34)

Diluted — pro forma	$(3.89)	$0.32	$(0.38)

We use the Black-Scholes option pricing model to estimate the fair value of our stock options as described in Note 10, Stock Compensation, to our Consolidated Financial Statements.

Cash and Cash Equivalents

All short-term investments with original maturities of less than 90 days are deemed to be cash equivalents for purposes of the statements of cash flows.

Allowance for Doubtful Accounts

Allowance for doubtful accounts reduces trade accounts receivable to its net recognizable amount. It is determined by a combination of factors, such as customer charge-backs, a customer’s inability to meet its financial obligations to us, our past loss history, and the length of time the trade account receivables are past due. If circumstances change, our estimates of the recoverability of trade accounts receivable could be reduced by a material amount. We typically do not require collateral.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) method for 3% and 5% of inventories as of December 31, 2003 and 2002, respectively. If LIFO inventories were valued using the same cost methods used for other inventories, their carrying values would have increased by $869,000 and $897,000 at December 31, 2003 and 2002, respectively. Certain raw materials and supplies inventories are valued on a weighted average cost basis. Average production cost is used for certain work in process. Finished goods inventories and other inventories are valued by the first-in, first-out (“FIFO”) method. The specific identification method is used for pattern inventories. Supplies inventories are evaluated for obsolescence based on length of time in the store-room and expected near-term use.

Prepaid Expenses

We recognize payments made in advance for future services as prepaid expenses and include them in “Other Current Assets” in the accompanying balance sheets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The provision for depreciation and amortization of property, plant and equipment is determined using the straight-line method on the basis of the following estimated useful lives: 2 to 40 years for buildings and improvements, and 2 to 21 years for machinery and equipment. The amortization of property, plant and equipment under capital leases is included in depreciation expense. Industrial development grants provided by the federal and state governments of Germany are included as reductions of property, plant and equipment and are being amortized over the estimated useful lives of the related assets.

We evaluate our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amount of a long-lived asset is considered to be not recoverable if it exceeds our estimates of its undiscounted future cash flows based on our operation forecasts. Impairment charge will be measured and recorded as the amount by which the carrying values of the long-lived assets exceed their fair values.

Goodwill

Goodwill represents the excess acquisition cost over the fair value of net assets acquired. On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets”. Under this statement, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We perform impairment tests of our goodwill as required. We evaluate our goodwill recoverability based on a combination of an income method, which estimates the fair value of our reporting units based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices.

Derivatives

SFAS No. 133 requires us to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These accruals are adjusted periodically as assessment and remediation efforts progress or other information becomes available. Related insurance or other third-party recoveries for environmental liabilities are recorded as a reduction of environmental reserve when it is probable that a recovery will be realized.

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity, and / or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and cleanup are charged to expense.

Income Taxes

We account for taxes on income using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using statutory tax rates.

We regularly assess the likelihood that the deferred tax assets, including net operating loss carryforwards, are recoverable. This process requires substantial management judgment. To the extent that we believe the recoverability is less than likely, we will establish a valuation reserve against the deferred tax assets. Actual results could differ from our estimates and such differences could be material to the financial statements. For the year ended December 31, 2003, we recorded a valuation reserve of $23.9 million and $5.8 million against our domestic net deferred tax assets for continuing operations and discontinued operations, respectively, due to the accumulation of losses experienced at our domestic operations in the immediate past three years (2001 to 2003).

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income as a component of Shareholder’s Equity.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued SFAS 132 Revised, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This Statement revises the required disclosures about pension plans and other postretirement benefit plans. We adopted this Statement on December 31, 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

2. Balance Sheet Details

Inventories:

The components of inventories are as follows (in thousands of dollars):

	December 31,
	2003	2002
Finished goods	$22,433	$15,804
Work in process	8,198	9,059
Raw materials	8,113	6,794
Supplies and patterns	38,667	33,799

Total inventories	$77,411	$65,456

Property, Plant and Equipment, Net:

The components of property, plant and equipment are as follows (in thousands of dollars):

	December 31,
	2003	2002
Land	$6,681	$5,304
Buildings and improvements	143,382	135,191
Machinery and equipment	517,846	510,917
Construction in progress	26,443	9,595

Property, plant and equipment, at cost	694,352	661,007
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	370,272	328,973

Property, plant and equipment, net	$324,080	$332,034

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

3. Acquisition

On June 25, 2003, we entered into an agreement with Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“Porto Foundry”), which is located in Porto, Portugal. Previously we owned 50% interest in the Porto Foundry. The Porto Foundry is a caster of various ductile-iron automotive components. Under the terms of the agreement, we acquired 25% of the shares for a cash investment of Euros 4.9 million (approximately $5.6 million) on July 1, 2003, increasing our ownership from 50% to 75%. We have a call option to acquire, and Estudos, Servicos e Participacoes, S.A. has a put option to sell, the remaining 25% ownership for an additional cash investment of Euros 4.9 million (approximately $6.2 million at exchange rate on December 31, 2003) on July 1, 2004. Because of the put option, we recorded $6.0 million, the net present value of the $6.2 million future cash investment, as “Accounts Payable” in the accompanying balance sheet as of December 31, 2003, and we consolidate 100% of the financial results of the Porto Foundry beginning in July 2003.

We accounted for the acquisition of additional shares using the purchase accounting method. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. Fundicao Nodular, S.A. became a consolidated subsidiary at July 1, 2003 and the results of its operations from July 1, 2003 are included in our consolidated results of operations. Our equity in the net income of the Porto Foundry for the period before July 1, 2003 is included in “Equity interest in a joint venture” in the accompanying statements of operations. The pro forma effects of this acquisition are not material to our consolidated results of operations.

4. Discontinued Operations

Frisby

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid by July 31, 2008. This disposition is consistent with our strategy to divest non-strategic assets. This transaction resulted in a pre-tax loss on sale of $1.2 million (after-tax loss $0.1 million). Frisby operated a machining plant that manufactures precision-machined components primarily for the automotive, truck and power tool markets. Frisby was a non-core operation, and is included in our Corporate and Other segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements.

Major classes of assets and liabilities of Frisby are as follows (in thousands of dollars):

	July 24, 2003	December 31, 2002
Accounts receivable	$2,061	$1,276
Inventory	1,552	1,717
Other current assets	158	414
Property, plant and equipment, net	4,453	5,072

Total assets	$8,224	$8,479

Accounts payable	$848	$973
Accrued liabilities	855	892

Total liabilities	$1,703	$1,865

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

The results of operations of Frisby are summarized as follows (in thousands of dollars):

	2003	2002	2001
Sales	$8,007	$13,603	$16,147
Cost of sales	7,645	14,319	15,926

Gross profit (loss)	362	(716)	221
Expenses	526	886	1,019

Loss before income taxes	(164)	(1,602)	(798)
Income tax (expense) benefit	(1,180)	623	312

Loss from discontinued operation, net of tax	$(1,344)	$(979)	$(486)

Radford

In May 2003, we decided to permanently close our shell-molding plant in Radford, Virginia due to changes in market conditions and production technology, as well as a substantial investment in environmental controls that would have been necessary for continued operation. The Radford Foundry manufactured gray-iron and ductile-iron components for the automotive industry, and had approximately 41 salaried and 333 hourly employees. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements.

As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charges included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Other accrued liabilities” in the accompanying balance sheet in 2003.

In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. The Radford Foundry was closed, and all the hourly employees and substantially all the salaried employees were terminated, by December 2003. We expect to incur approximately $0.4 million for environmental remediation at the Radford foundry in the future, which is in addition to the $2.5 million environmental remediation costs that are discussed in Note 11, Commitments and Contingencies, to our Consolidated Financial Statements. The after-tax results of operations of Radford for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

Activities relating to the restructuring charges and liabilities related to the Radford Foundry closure are as follows (in thousands of dollars):

			Employee	Employee
	Impairment of	Write-down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)

Balance at June 30, 2003	—	—	1,336	—	50	1,386
Reduction of post-retirement obligations	—	—	—	(1,278)	—	(1,278)
Noncash credit	—	—	—	1,278	—	1,278
Cash payments	—	—	(28)	—	(50)	(78)

Balance at September 30, 2003	—	—	1,308	—	—	1,308
Additional charge	—	—	138	—	—	138
Reduction of post-retirement obligations	—	—	—	(719)	—	(719)
Noncash credit	—	—	—	719	—	719
Cash payments	—	—	(892)	—	—	(892)

Balance at December 31, 2003	$—	$—	$554	$—	$—	$554

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	At December 31,
	2003	2002
Accounts receivable	$2,052	$3,595
Inventory	429	3,759
Other current assets	514	—
Property, plant and equipment, net	673	9,023

Total assets	$3,668	$16,377

Accounts payable	$491	$4,374
Accrued liabilities	1,611	2,045
Retirement benefits	1,959	804
Other noncurrent liabilities	2,508	1,004

Total liabilities	$6,569	$8,227

The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	2003	2002	2001
Sales	$34,820	$45,592	$44,142
Cost of sales	38,271	47,216	45,301

Gross loss	(3,451)	(1,624)	(1,159)
Expenses	11,740	63	823

Loss before income taxes	(15,191)	(1,687)	(1,982)
Income tax benefit	—	712	729

Loss from discontinued operation, net of tax	($15,191)	($975)	($1,253)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

Corporate interest expense has been allocated to Frisby and Radford based on the ratio of their net assets to the consolidated net assets of INTERMET plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest expense allocated to Frisby and Radford for 2003, 2002 and 2001 was $546,000, $571,000 and $1,203,000, respectively.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides that the results of operations of a component of an entity that has been disposed of should be reported as discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This occurred when Frisby was sold in July 2003 and when Radford was closed and abandoned in December 2003. As a result, the after-tax loss on sale of the assets of Frisby, and the results of operations of both Frisby and Radford for all periods presented, have been reported as discontinued operations in the accompanying statements of operations.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

5. Restructuring and Impairment Charges

Havana Plant Closure
In December 2003, we decided to permanently close our castings plant in Havana, Illinois in order to improve our capacity utilization. The Havana Foundry manufactures ductile-iron components for the automotive industry, and has approximately 33 salaried and 141 hourly employees. We anticipate that the final plant closure will occur, and substantially all the salaried and hourly employees will be terminated, by June 30, 2004. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Havana Foundry had revenues of $25.7 million, $27.3 million and $31.4 million, and net losses of $5.0 million, $2.2 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Because of our decision to close the Havana Foundry, we recorded $8.5 million pre-tax charges during the fourth quarter of 2003. These charges are included in “Restructuring and impairment charges” in the accompanying statements of operations. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values, and $0.5 million for employee severance and related contractually guaranteed benefit costs. The accruals for the charges are included in “Accrued payroll and benefits” in the accompanying balance sheet in 2003. We expect to incur approximately $2 million for additional employee severance and related benefit costs, environmental remediation costs, and costs of testing required in order to transfer the manufacturing processes of Havana Foundry to other INTERMET’s facilities when the Havana Foundry is finally closed.

Other Long-Lived Assets Impairment
On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. During our impairment review in the fourth quarter of 2003, we identified certain tangible fixed assets with carrying values not recoverable and exceeding their fair values. The carrying amounts of long-lived assets are considered to be not recoverable if they exceed our estimates of their undiscounted future cash flows, which are affected by our operations forecasts and strategic planning. As a result, in addition to the impairment charge for Havana, we recorded a pre-tax impairment loss of $1.5 million in the fourth quarter of 2003, which was reported as “Restructuring and Impairment Charges” in the accompanying statements of operations in 2003.

Alexander City Plant Closure
In December 2001, we permanently closed our aluminum plant in Alexander City, Alabama. The Alexander City Plant is included in the Light Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Alexander City Plant had revenues of $39.1 million and a net loss of $9.8 million for the year ended December 31, 2001. The net loss of $9.8 million for 2001 includes after tax charges for asset impairment and shutdown costs of $8.4 million.

The decision to close this plant was the principal reason we recorded $12.9 million pre-tax restructuring and impairment charges in the fourth quarter of 2001. These charges are included in “Restructuring and impairment charges” in the accompanying statements of operations. The amount included a write-down of $9.8 million to reduce the capital assets and inventories to their fair values, an intangible asset write-down of $1.9 million, $0.7 million for site environmental remediation and disposal costs, $0.4 million of provisions for severance (for 18 salaried employees) and employee pay-related costs, and $0.1 million for legal costs. During 2002, we paid all of the $0.4 million of severance accrued at December 31, 2001.

Reynosa Plant Closure
In the second quarter of 2001, we announced the shutdown of our Reynosa, Mexico, machining operation. The Reynosa Plant is included in the Light Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. We recorded a $0.6 million pre-tax shutdown charge, which was included in “Restructuring and impairment charges” in the accompanying statements of operations.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

6. Goodwill

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill is no longer amortized but is reviewed for impairment at the reporting unit level annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. As required under SFAS No. 142, we wrote off negative goodwill of $481,000 net of taxes, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. The following table reflects the proforma effect of SFAS No. 142 on our net income for the years ended December 31:

	2003	2002	2001
	(in thousands of dollars, except per share data)
Reported net (loss) income	$(98,913)	$9,003	$(8,703)
Add back: Goodwill amortization, net of taxes	—	—	5,298

Adjusted net (loss) income	$(98,913)	$9,003	$(3,405)

Basic and diluted (loss) earnings per share:
Reported net (loss) income	$(3.87)	$0.35	$(0.34)
Add back: Goodwill amortization, net of taxes	—	—	0.21

Adjusted net (loss) income	$(3.87)	$0.35	$(0.13)

We have performed impairment tests according to the requirements of SFAS No. 142. In the second quarter of 2002, with the assistance of an independent valuation firm, we performed our initial impairment test on our goodwill as of January 1, 2002. In addition, we performed our annual impairment test of goodwill as of November 30, 2002. Both tests indicated that goodwill was not impaired as of those dates.

In December 2003, with the assistance of an independent valuation firm, we performed our annual impairment test of goodwill as of November 30, 2003. Under the first step of the annual impairment test, the fair values of our Ferrous Metals reporting unit and Light Metals reporting unit were determined based on a combination of an income method, which estimates the fair value based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. Under the income method, we assumed a cash flow period of 10 years, a discount rate of 11.5%, a compound annual growth rate of 4.5% and 7.7% for Ferrous Metals reporting unit and Light Metals reporting unit, respectively, for the ten-year period, and a terminal growth rate of 1.0%. Due to the erosion of the profitability of the Light Metals reporting unit, and the revision of our forecast as a result of the changing market conditions, our estimated discounted cash flows from the Light Metals reporting unit decreased significantly as compared to our impairment tests performed in 2002. Based on the first step analysis, we determined that the carrying value of the Light Metals reporting unit was in excess of its fair value as of November 30, 2003. Accordingly, we were required to perform the second step analysis on the Light Metals reporting unit to determine the amount of the impairment. The second step analysis indicated that the pre-tax goodwill impairment charge was $51.1 million, which was reported as “Goodwill Impairment Charge” in the accompanying statements of operations in 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

7. Short-term Lines of Credit

Columbus Neunkirchen Foundry GmbH, our wholly owned subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euros 6.8 million (approximately $8.6 million) at December 31, 2003. There were no outstanding borrowings under these agreements as of December 31, 2003 and 2002.

As mentioned in Note 3, Acquisition, to our Consolidated Financial Statements, we increased our ownership in the Porto Foundry to 75%. Therefore, the debt of the Porto Foundry is consolidated into our financial results. At December 31, 2003, the Porto Foundry maintained lines of credit with various institutions for up to Euros 13.7 million (approximately $17.3 million). There was approximately $10.0 million outstanding under these credit lines as of December 31, 2003. Interest accrues at various rates from approximately 3% to 5% and is payable monthly.

8. Debt

Long-term debt consists of the following at December 31 (in thousands of dollars):

	2003	2002
INTERMET:
Revolving credit facility	$60,000	$63,000
Senior notes	175,000	175,000
Domestic subsidiaries:
Industrial development bonds	39,350	40,200
Capitalized leases	974	1,581
Foreign subsidiaries:
Bank term notes	7,629	322
Capitalized leases	598	—

Total	283,551	280,103
Less: Long-term debt due within one year	4,303	1,567

Long-term debt due after one year	$279,248	$278,536

As of December 31, 2003, we had a bank revolving credit agreement under which, as amended through December 19, 2003, we had a commitment amount of $190 million. That revolving credit agreement provided for a maturity date of November 5, 2004 and was secured by all domestic assets and a pledge of 65% of the stock of foreign subsidiaries. That revolving credit agreement contained covenants that required us to maintain specified financial ratios. We were in compliance with those covenants as of December 31, 2003. Various borrowing options were available to us from overnight borrowings to term LIBOR borrowings. At December 31, 2003, the borrowing under the revolving credit agreement consisted of overnight borrowings and were at an interest rate of 6.50%. We must also pay a fee, at a rate of 0.50% per annum, on any unused portion of the secured revolving credit facility. Standby letters of credit reduce the amount that the Company is able to borrow under its secured revolving credit facility. At December 31, 2003, such standby letters of credit totaled $60.0 million. Standby letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation, environmental clean-up, and also in conjunction with several of our industrial revenue bonds. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Revolving credit agreement covenants limit our availability to access the entire $190 million secured revolving credit facility. At December 31, 2003, total borrowings and letter of credit obligations under the $190 million secured revolving credit agreement were $120.0 million. As of December 31, 2003, we had the ability to borrow an additional $51.3 million under our credit agreement.

On January 8, 2004, we refinanced our revolving credit agreement by entering into a new agreement, which provides for a $90 million revolving credit line and a $120 million term loan. See Note 21, Subsequent Event, to our Consolidated Financial Statements for further details regarding our new revolving credit agreement. Because of this new agreement, the $60 million outstanding under our prior revolving credit agreement is included in “Long-term debt due after one year” in the accompanying balance sheet as of December 31, 2003.

As a result of the various amendments to our $300 million bank revolving credit agreement and the processing of the new credit agreement in 2003, we incurred $2.1 million of debt issuance costs which are included in “Other noncurrent asset” in the accompanying balance sheet as of December 31, 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

8. Debt (continued)

On June 13, 2002, we completed a senior note offering of $175 million. The notes bear a fixed rate of interest at 9.75% and will mature on June 15, 2009. Interest is due each June 15 and December 15. The notes are unsecured and rank equally with all of our existing and future unsecured senior debt. The net proceeds of the senior note offering were used to pay the remaining balance on a then existing bank term loan and for working capital purposes. The write-off of unamortized debt issuance costs of $0.9 million pretax related to the extinguishment of the bank term loan was reported as interest expense in the accompanying statements of operations of 2002. Debt issuance costs of $5.9 million were capitalized in connection with the note offering and are included in “Other noncurrent assets” in the accompanying balance sheet and are being amortized over seven years. See Note 9, Supplemental Condensed Consolidating Financial Information, for additional information regarding the senior unsecured notes. The estimated fair value of our senior notes based on market data as of December 31, 2003, was approximately $179.4 million.

On December 23, 1999, Columbus Foundry, L.P., a wholly owned subsidiary, issued $35,000,000 of variable rate limited obligation revenue bonds. Under the terms of the indenture, Columbus Foundry, L.P. is required to make interest-only payments at a variable rate. The interest rate resets weekly and at December 31, 2003, was 1.17%. The principal is due December 1, 2019.

Under the terms of a bond indenture entered into by Lynchburg Foundry Company, a wholly owned subsidiary, Lynchburg Foundry Company is required to make partial redemption of its industrial development revenue bonds on an annual basis through June 2006. The redemption amount is $350,000 per year, with a final payment at maturity of $1,650,000. The balance outstanding as of December 31, 2003 was $2,350,000. The bonds are subject to optional redemption prior to maturity and bear an interest rate of 7.0%.

As part of our acquisition of Tool Products, Inc. in 1998, we assumed $4,500,000 of industrial development revenue bond debt. We are required to make annual principal payments of $500,000, with a final maturity date of January 1, 2007. The balance as of December 31, 2003 was $2,000,000. The interest rate resets weekly and it was 1.35% at December 31, 2003

We had capital leases of $1.6 million at December 31, 2003 and 2002, and these leases relate to assets with net book values of $3.0 million and $2.4 million at December 31, 2003 and 2002, respectively. Interest rates for these leases range from 3.00% to 8.58% in 2003 and 2002. The amortization of assets under capital leases is included in depreciation expense.

The foreign bank term notes bear interest rates from 3.00% to 5.00% per annum. These borrowings are secured by property, plant and equipment with net book values aggregating to approximately $21.0 million at December 31, 2003. At December 31, 2003, the Porto Foundry had term loans of Euros 5.9 million (approximately $7.4 million). These loans amortize semi-annually with various amounts coming due from 2004 through 2008.

Maturities of long-term debt and capital leases at December 31, 2003, after taking into effect of the new loan agreement entered into on January 8, 2004, are as follows (in thousands of dollars):

2004	$4,303
2005	3,934
2006	3,550
2007	1,132
2008	632
Thereafter	270,000

Totals	$283,551

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

8. Debt (continued)

We paid interest of $28.9 million, $26.5 million and $30.8 million in 2003, 2002 and 2001, respectively. No interest expense was capitalized in 2003 or 2002.

Our current bank agreements and senior note indenture limit our ability to pay dividends. In 2003, under such agreements, we were able to pay dividends of up to $5,000,000.

9. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of December 31, 2003, the Parent and the Combined Guarantor Subsidiaries had $98.0 million of secured debt outstanding and $70.0 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $18.2 million of debt outstanding as of December 31, 2003.

Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined group.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$632,431	$116,405	$(17,669)	$731,167
Cost of sales	—	583,730	101,266	(17,669)	667,327

Gross profit	—	48,701	15,139	—	63,840
Selling, general and administrative	3,592	24,540	11,274	—	39,406
Goodwill impairment charge	—	51,083	—	—	51,083
Restructuring and impairment charges	—	9,707	261	—	9,968

Operating (loss) profit	(3,592)	(36,629)	3,604	—	(36,617)
Other expenses (income), net:
Interest expense, net	20,313	9,000	582	—	29,895
Other expense (income), net	(1,054)	124	(1,029)	—	(1,959)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(22,851)	(45,753)	4,051	—	(64,553)
Income tax benefit (expense)	(23,222)	3,774	912	—	(18,536)
Equity interest in a joint venture	—	—	752	—	752

(Loss) income from continuing operations	(46,073)	(41,979)	5,715	—	(82,337)
Loss from discontinued operations, net of tax	—	(16,576)	—	—	(16,576)

Net (loss) income	$(46,073)	$(58,555)	$5,715	$—	$(98,913)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2002
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$683,634	$87,950	$(15,847)	$755,737
Cost of sales	(35)	619,931	79,225	(15,887)	683,234

Gross profit	35	63,703	8,725	40	72,503
Selling, general and administrative	3,709	22,578	6,537	2	32,826

Operating (loss) profit	(3,674)	41,125	2,188	38	39,677
Other expenses (income), net:
Interest expense (income), net	20,259	8,468	(457)	—	28,270
Other expense (income), net	57	(100)	(118)	—	(161)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(23,990)	32,757	2,763	38	11,568
Income tax benefit (expense)	10,556	(13,167)	(54)	—	(2,665)
Equity interest in a joint venture	—	—	1,573	—	1,573

(Loss) income from continuing operations	(13,434)	19,590	4,282	38	10,476
Loss from discontinued operations, net of tax	—	(1,954)	—	—	(1,954)
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481

Net (loss) income	$(13,434)	$17,636	$4,763	$38	$9,003

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2001
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$710,119	$89,986	$(17,221)	$782,884
Cost of sales	292	661,742	74,585	(16,196)	720,423

Gross (loss) profit	(292)	48,377	15,401	(1,025)	62,461
Selling, general and administrative	3,643	18,645	6,093	—	28,381
Restructuring and impairment charges	—	13,540	—	—	13,540
Goodwill amortization	—	6,328	—	—	6,328

Operating (loss) profit	(3,935)	9,864	9,308	(1,025)	14,212
Other expenses (income), net:
Interest expense (income), net	17,588	12,435	(201)	—	29,822
Other expense (income), net	(30)	131	(3,542)	—	(3,441)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(21,493)	(2,702)	13,051	(1,025)	(12,169)
Income tax benefit (expense)	7,198	26	(3,223)	258	4,259
Equity interest in a joint venture	—	—	946	—	946

(Loss) income from continuing operations	(14,295)	(2,676)	10,774	(767)	(6,964)
Loss from discontinued operations, net of tax	—	(1,739)	—	—	(1,739)

Net (loss) income	$(14,295)	$(4,415)	$10,774	$(767)	$(8,703)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$(2,674)	$127	$3,582	$—	$1,035
Accounts receivable, net	7	64,457	22,309	—	86,773
Inventories	—	58,030	19,440	(59)	77,411
Other current assets	7,319	1,677	1,751	1	10,748

Total current assets	4,652	124,291	47,082	(58)	175,967
Property, plant and equipment, net	3,765	247,681	71,766	868	324,080
Other noncurrent assets:
Goodwill	—	165,933	—	—	165,933
Other noncurrent assets	15,834	1,378	2,049	1,443	20,704
Intercompany, net	(65,291)	86,241	(24,711)	3,761	—
Investments in subsidiaries	550,411	—	—	(550,411)	—

Total assets	$509,371	$625,524	$96,186	$(544,397)	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$58,504	$20,398	$(316)	$80,737
Accrued liabilities	27,671	29,041	224	2,606	59,542
Short-term lines of credit	—	—	9,992	—	9,992
Long-term debt due within one year	350	983	2,970	—	4,303

Total current liabilities	30,172	88,528	33,584	2,290	154,574
Noncurrent liabilities:
Long-term debt due after one year	237,000	36,991	5,257	—	279,248
Retirement benefits	84,135	1,174	—	—	85,309
Other noncurrent liabilities	(4,073)	4,843	3,838	808	5,416

Total noncurrent liabilities	317,062	43,008	9,095	808	369,973
Shareholders’ equity	162,137	493,988	53,507	(547,495)	162,137

Total liabilities and shareholders’ equity	$509,371	$625,524	$96,186	$(544,397)	$686,684

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

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
Other noncurrent assets:
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
Noncurrent liabilities:
Long-term debt due after one year	240,350	37,974	212	—	278,536
Retirement benefits	70,812	6,759	—	—	77,571
Other noncurrent liabilities	7,503	6,955	(2,488)	747	12,717

Total noncurrent liabilities	318,665	51,688	(2,276)	747	368,824
Shareholders’ equity	257,569	552,529	37,269	(589,798)	257,569

Total liabilities and shareholders’ equity	$598,649	$703,203	$51,481	$(589,235)	$764,098

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash provided by continuing operating activities	$5,435	$14,896	$16,842	$—	$37,173
Cash used in discontinued operations	—	(4,066)	—	—	(4,066)

Net cash provided by operating activities	5,435	10,830	16,842	—	33,107
Investing activities:
Additions to property, plant and equipment by continuing operations	(1,725)	(13,193)	(4,615)	—	(19,533)
Additions to property, plant and equipment by discontinued operations	—	(145)	—	—	(145)
Purchase of shares of a subsidiary	—	—	(5,571)	—	(5,571)
Proceeds from sale of assets of a subsidiary	—	3,925	—	—	3,925
Proceeds from sale of property, plant and equipment	1,700	—	—	—	1,700

Net cash used in investing activities	(25)	(9,413)	(10,186)	—	(19,624)
Financing activities:
Net decrease in revolving credit facility	(3,000)	—	—	—	(3,000)
Repayment of other debts	—	(1,457)	(2,960)	—	(4,417)
Payment of debt issuance costs	(2,110)	—	—	—	(2,110)
Dividends paid	(4,096)	—	—	—	(4,096)

Net cash used in financing activities	(9,206)	(1,457)	(2,960)	—	(13,623)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,123)	—	(2,123)

Net (decrease) increase in cash and cash equivalents	$(3,796)	$(40)	$1,573	$—	$(2,263)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2002
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash provided by (used in) continuing operating activities	$92,225	$4,231	$(10,027)	$—	$86,429
Cash provided by discontinued operations	—	2,946	—	—	2,946

Net cash provided by (used in) operating activities	92,225	7,177	(10,027)	—	89,375
Investing activities:
Additions to property, plant and equipment by continuing operations	(1,714)	(5,358)	(1,355)	—	(8,427)
Additions to property, plant and equipment by discontinued operations	—	(1,018)	—	—	(1,018)

Net cash used in investing activities	(1,714)	(6,376)	(1,355)	—	(9,445)
Financing activities:
Net decrease in revolving credit facility	(85,000)	—	—	—	(85,000)
Proceeds from debt offering	175,000	—	—	—	175,000
Repayment of term loan	(171,750)	—	—	—	(171,750)
Repayment of other debts	(244)	(1,100)	(302)	—	(1,646)
Payment of debt issuance costs	(6,022)	—	—	—	(6,022)
Dividends paid	(4,075)	—	—	—	(4,075)
Issuance of common stock	374	—	—	—	374

Net cash used in financing activities	(91,717)	(1,100)	(302)	—	(93,119)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,621	—	2,621

Net decrease in cash and cash equivalents	$(1,206)	$(299)	$(9,063)	$—	$(10,568)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2001
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash provided by continuing operating activities	$29,320	$19,935	$14,115	$—	$63,370
Cash provided by discontinued operations	—	8,224	—	—	8,224

Net cash provided by operating activities	29,320	28,159	14,115	—	71,594
Investing activities:
Additions to property, plant and equipment by continuing operations	(456)	(26,802)	(8,268)	—	(35,526)
Additions to property, plant and equipment from insurance	—	—	(3,389)	—	(3,389)
Additions to property, plant and equipment by discontinued operations	—	(842)	—	—	(842)
Proceeds from insurance for replacement of property, plant and equipment	—	—	3,389	—	3,389

Net cash used in investing activities	(456)	(27,644)	(8,268)	—	(36,368)
Financing activities:
Net increase in revolving credit facility	9,000	—	—	—	9,000
Proceeds from term loan	182,750	—	—	—	182,750
Repayment of term loan	(211,000)	—	—	—	(211,000)
Repayment of other debts	(15,175)	(1,149)	(170)	—	(16,494)
Purchase of common stock	(349)	—	—	—	(349)
Dividends paid	(3,183)	—	—	—	(3,183)

Net cash used in financing activities	(37,957)	(1,149)	(170)	—	(39,276)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,821)	—	(1,821)

Net (decrease) increase in cash and cash equivalents	$(9,093)	$(634)	$3,856	$—	$(5,871)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation

We have executive stock option and incentive award plans (“Employee Plans”) and a directors stock option plan (“Directors Plan”). The Employee Plans permit the grant of options and restricted shares for up to 3,000,000 shares of common stock. The Directors Plan permits the grant of options to purchase up to 150,000 shares of common stock. Options granted under the Employee Plans vest over a four-year period. Options under the Directors Plan are exercisable at the grant date. The exercise prices of options issued under Employee Plans and Directors Plan are equal to the fair values of the common stock at the option grant date. Certain options also remain outstanding from prior stock option plans. At December 31, 2003, options for 1,190,320 shares were exercisable, while 947,133 of the Employee Plans options and restricted shares and 26,000 Directors Plan options were available for future grant.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the stock option plans. Accordingly, we have not recognized compensation expense for our stock option plans.

The fair values of our stock options presented in Note 1 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	3.50%	3.00%	2.50%
Dividend yield	1.00%	1.00%	1.00%
Volatility	0.464	0.769	0.480
Expected life	6 years	6 years	6 years

For purposes of the pro forma disclosures required under SFAS No. 123, the estimated fair value of the options is amortized over the options’ vesting period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation (continued)

A summary of our stock option activity for the three years ended December 31, 2003, is as follows:

	Number of	Weighted Average	Exercise
	Options	Exercise Price	Price Range
Outstanding at January 1, 2001	1,524,050	$11.31
Granted	462,300	3.54	$3.37-$5.04
Exercised	—	—	—
Forfeited	(320,500)	10.30	3.37 - 18.06

Outstanding at December 31, 2001	1,665,850	$9.54	3.37 - 19.38

Exercisable at December 31, 2001	899,230	$11.94
Weighted average fair value of options granted during 2001		$1.51
Outstanding at January 1, 2002	1,665,850	$9.54
Granted	175,000	5.07	$4.20-$8.39
Exercised	(19,750)	9.67	8.66 - 11.20
Forfeited	(80,125)	5.41	3.44 - 18.06

Outstanding at December 31, 2002	1,740,975	$9.27	3.38 - 19.38

Exercisable at December 31, 2002	1,141,248	$11.25
Weighted average fair value of options granted during 2002		$3.03
Outstanding at January 1, 2003	1,740,975	$9.27
Granted	325,500	3.57	$3.57
Exercised	—	—	—
Forfeited	(272,000)	9.72	3.44 - 18.06

Outstanding at December 31, 2003	1,794,475	$8.17	3.38 - 19.38

Exercisable at December 31, 2003	1,190,320	$10.29
Weighted average fair value of options granted during 2003		$1.58

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation (continued)

The following table summarizes information about options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
Range of Exercise	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.00 - $9.68	1,228,725	6.7	$5.06	624,570	$6.07
9.69 - 19.38	565,750	3.8	14.94	565,750	14.94

	1,794,475			1,190,320

We have an Employee Stock Ownership Plan (“ESOP”) to purchase INTERMET common stock for some of our United States employees who are not covered by collective bargaining agreements. We make contributions equal to 3% of the annual compensation of the ESOP participants. We may, at our discretion, make additional contributions within specified limits. Since 2003, our contributions have been made to the Savings and Investment Plan, a 401(k) retirement plan, instead of the ESOP. Our contributions to the Savings and Investment Plan were $747,000 in 2003. ESOP expenses were $615,000 and $554,000 in 2002 and 2001, respectively.

On October 6, 1995, our Board of Directors declared a dividend of one right for each share of INTERMET common stock held of record at the close of business on October 17, 1995, pursuant to a Shareholder Protection Rights Agreement dated October 6, 1995. The rights generally are not exercisable until 10 days after an announcement by us that a person, as defined (excluding, with certain limitations, certain holders of 10% or more of our common stock who do not acquire additional shares, any of our ESOPs or benefit plans, and INTERMET or any of its wholly-owned subsidiaries), has acquired 10% of our common stock or announces a tender offer that could result in the ownership of 10% or more of our common stock. Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of Participating Preferred Stock, a new series of our preferred stock, at an exercise price of $40. On October 16, 1997, we amended the rights agreement to provide that certain institutional investors who own in excess of 10%, but less than 15% of our common stock, are not “Acquiring Persons” as defined by the rights agreement.

In the event the rights become exercisable as a result of the acquisition of shares, each right will entitle the owner, other than the acquiring person, to buy at the rights’ then current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of common stock, the board of directors may elect to exchange all outstanding rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of common stock per right. Unless we merge with another company under certain conditions or redeem or exchange the rights before October 6, 2005, the rights will expire on such date.

In February 2001 our Board of Directors adopted a Restricted Share Unit Award Plan for certain key executives. Under this plan, eligible executives were entitled to surrender all or a portion of the bonuses they earned under our 2000 profit-sharing plan in exchange for an award of Restricted Share Units. The number of shares awarded under this program was matched one for one for the participants who remained with the company for at least two years from the award date.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Future minimum rental payments required under building and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows (in thousands of dollars):

2004	$4,745
2005	4,065
2006	2,425
2007	1,790
2008	1,055
Thereafter	4

Total	$14,084

Total rental expense under operating leases aggregated $4,498,000, $5,464,000, and $6,046,000 in 2003, 2002 and 2001, respectively.

We had commitments to purchase capital equipment of approximately $5.7 million as of December 31, 2003.

At December 31, 2003, 46% of the domestic labor force is covered by collective bargaining agreements, and 25% of the domestic labor force is covered by collective bargaining agreements that will expire within one year.

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. At some of our industrial sites hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. We are in the process of reviewing Maximum Achievable Control Technology Standards that will be applicable to our industry.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves to cover estimated future environmental expenditures. Environmental reserves at December 31, 2003 and 2002 were $6,852,000 and $5,845,000, respectively. As of December 31, 2003, the environmental reserves included a $3.1 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois, and we expect that the cleanup will occur and the account will be settled in 2004. The reserves also include $2.5 million for the now closed Radford facilities, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.5 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts we have accrued.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

We are also a party to other legal proceedings associated with environmental, employment, commercial, product liability or other matters in the ordinary course of our business. At the present time, we do not believe that any of such proceedings will have a material adverse effect on our results of operations. We self-insure a significant portion of our health care and property and casualty insurance risks. However, we purchase additional insurance for catastrophic losses. The events of September 11, 2001, caused extreme turmoil in the property and casualty insurance market. This, coupled with property losses at our New River and Neunkirchen plants that were incurred in the first half of 2000, resulted in increases in our property insurance deductible. We now carry a $2.5 million property deductible per occurrence.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits

We maintain four noncontributory defined benefit pension plans for certain U.S. employees covered by collective bargaining agreements and for which the benefits are based on years of service. Additionally, we maintain two non-contributory defined benefit pension plans for certain U.S. salaried and non-union hourly employees and for which the benefits are based on final average compensation. Our policy is to fund amounts as required under applicable laws and regulations.

In addition to providing pension benefits, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents. In 2003, eligibility requirements for retiree health care for certain salaried employees were changed so that these employees can become eligible for retiree health care benefits at age 62, depending on years of service. Additionally, newly-hired employees will not be eligible for retiree health care benefits. Certain salaried employees who already have met eligibility requirements at age 55 or age 60, depending on years of service, would continue to be eligible for retiree health care benefits. Retirees and their dependents under age 65 receive substantially the same health care benefits as active employees. The medical plans generally pay most medical expenses less deductible and co-pay amounts. Salaried and hourly employees also contribute to the cost of coverage. Certain salaried employee coverage converts to a Medicare carve-out plan at age 65. We subsidize a Medicare supplement plan for certain eligible salaried employees over age 65. Most hourly employee coverage ceases at age 65. However, certain hourly employees retain eligibility for coverage supplementing Medicare.

Our amendments to certain plans in 2003 increased the pension benefit obligations by $1.6 million and reduced the other postretirement benefit obligations by $5.0 million. In addition, the curtailment of a postretirement benefit plan in 2003 reduced the other postretirement benefit obligations by $0.5 million.

Due to the closure of the Radford Foundry in 2003, other postretirement benefit obligations decreased by $2.0 million and resulted in an after-tax gain of $1.2 million. There was also an increase in pre-tax pension cost of $0.3 million ($0.2 million after-tax loss) due to pension curtailment. The net after-tax gain of $1.0 million was reported in “Loss from Discontinued Operation, Net of Tax” in the accompanying statements of operations in 2003.

We use a September 30 measurement date for all of our pension and other postretirement benefit plans.

The obligations and funded status of the retirement benefit plans are as follows (in thousands of dollars):

	At December 31,
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$90,828	$81,195	$43,435	$40,870
Service cost — benefits earned during the year	2,443	1,922	1,018	973
Interest cost on benefit obligation	6,018	5,966	2,746	2,925
Amendments	1,636	—	(4,985)	142
Curtailment	—	—	(520)	—
Actuarial losses	8,229	5,391	4,332	2,177
Benefits paid	(4,432)	(3,646)	(3,496)	(3,652)

Benefit obligation at end of year	$104,722	$90,828	$42,530	$43,435

Change in plan assets:
Fair value of plan assets at beginning of year	$58,897	$66,650
Actual return on plan assets	5,793	(5,890)
Company contributions	2,214	1,783
Benefits paid	(4,432)	(3,646)

Fair value of plan assets at end of year	$62,472	$58,897

Funded status of the plan (under-funded)	$(42,250)	$(31,931)	$(42,530)	$(43,435)
Unrecognized net actuarial losses (gains)	35,550	28,767	3,207	(3,037)
Unrecognized transition obligation	286	58	—	—
Unrecognized prior service cost (benefit)	6,497	5,849	(4,678)	271

Prepaid (accrued) benefit cost on balance sheets	$83	$2,743	$(44,001)	$(46,201)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

Amounts recognized for pension benefits in the consolidated balance sheets consist of (in thousands of dollars):

	At December 31,
	2003	2002
Prepaid pension benefit cost	$4,708	$4,815
Accrued pension benefit liability	(46,020)	(36,184)
Intangible assets	6,497	5,849
Accumulated other comprehensive income, pretax	34,898	28,263

Net amount recognized	$83	$2,743

The accumulated benefit obligation for all of the pension plans was $104.1 million and $90.3 million at December 31, 2003 and 2002, respectively.

All of our pension plans had accumulated benefit obligations in excess of plan assets (under-funded plans) as of December 31, 2003 and 2002.

The components of net periodic benefit cost are as follows (in thousands of dollars):

	Years ended December 31
	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$2,443	$1,922	$2,109	$1,018	$973	$899
Interest cost	6,018	5,966	5,747	2,746	2,925	2,701
Expected return on plan assets	(5,878)	(6,120)	(6,275)	—	—	—
Amortization of net transition obligation	—	15	51	—	—	—
Amortization of prior service cost	735	756	717	(60)	(2)	(13)
Amortization of loss (gain)	1,531	(382)	(661)	(208)	(445)	(992)
Curtailment loss	253	—	—	—	—	—

Net periodic benefit cost	$5,102	$2,157	$1,688	$3,496	$3,451	$2,595

The assumptions used to determine benefit obligations and cost are as follows:

Weighted-average assumptions used to determine benefit obligations:

	At December 31,
	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase for benefit plans with benefit obligations based on compensation	3.66%	3.61%

Weighted-average assumptions used to determine net periodic benefit cost:

	Years ended December 31
	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Expected long-term return on plan assets	8.75%	9.50%	9.50%
Rate of compensation increase for benefit plans with benefit cost based on compensation	3.61%	3.61%	3.72%

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

To determine the overall expected long-term rate of return on assets, we consider the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset categories in which the portfolio is invested, and the expected returns of each asset category of the investment portfolio. The expected return of each asset category is then weighted based on the target asset allocation to develop the overall expected long-term rate of return on assets.

During each quarter, our pension plan actuaries determine a range of expected rates of return based on actual asset mix. Expected rates of return that are between the 25th and 75th percentile of this range are considered reasonable. The expected rates of return of 8.50% and 8.75% as of September 30, 2003 and 2002, respectively, were near the 70th percentile of the ranges of expected rates of return.

Assumed health care cost trend rates for other postretirement benefits:

	At December 31,
	2003	2002
Health care cost trend rate assumed for next year	10.50%	8.00% to 10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2006 to 2008

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects for 2003 (in thousands of dollars):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost	$299	$(263)
Effect on postretirement benefit obligation	$2,266	$(2,154)

Our pension plans weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31,
	2003	2002
Asset Category:
Equity securities	52%	50%
Debt securities	48	50

Total	100%	100%

Equity securities do not include any common stock of INTERMET Corporation.

Under our investment policies and strategies, pension funds are invested in equity securities (including convertible securities), debt securities (including preferred stock), and cash equivalents (including senior debt under one year to maturity). Pension plan assets allocation guidelines as follows:

Asset Category: Allocation Guidelines Equity securities 30% to 75% Debt securities 25% to 70% Cash equivalents 0% to 30%

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

Investment managers have full discretion to invest assets within our investment guidelines, including timing, turnover and selection of investment. Pension plan assets are held such that assets are available for near-term, mid-term and long-term future benefit payments.

Equity asset holdings are selected from established markets (including New York Stock Exchange, over-the-counter markets, and regional and foreign markets) and equity portfolios are expected to achieve an absolute and risk adjusted return, which surpasses the comparative index. Equity assets cannot be held in private placement securities, letter stock or uncovered options. Short sales, margin transactions and other specialized transactions are prohibited. No more than 10% of assets may be held in an individual security, or 15% in a particular industry. This pertains to both equity and debt investments, exclusive of treasuries and agencies.

Debt asset holdings can be invested in liquid preferred stocks, corporate debt, obligations of the U.S. Government and its fully guaranteed agencies, and debt issues convertible to equities. Investments in single-issue securities are limited to 5% of assets (except for U.S. Government or agency obligations). Assets are not to be invested in private placements, fixed income or interest rate futures, or from arbitrage or other specialized investments. Up to 5% of assets may be invested in below investment grade debt securities. Up to 5% of assets may be invested in global fixed income securities.

Cash equivalent holdings may be invested in commercial paper, repurchase agreements, Treasury bills, certificates of deposit, and money market funds. Investments in cash equivalents can be made for income, for liquidity for expense and benefit payments, or to preserve principal value. Assets must represent maturity of less than one year at the time of purchase. Short-term instruments considered speculative in nature may not be purchased. Single issuer paper is limited to 5% of the funds, except for U.S. Government or agencies.

Pension funds may also be invested in mutual funds or other pooled funds containing securities. Direct investments in financial futures, commodities and currency exchanges are prohibited; however, such investments may be made in mutual funds.

We expect to contribute $14.9 million to our pension plans in 2004. This estimate is based on the assumption that the funding relief provided by the U.S. government, which has already expired in 2003, will not be extended to 2004. If the funding relief is ultimately extended to 2004, the estimated contribution amount will be reduced.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

	Pension Benefits	Other Postretirement Benefits
2004	$5,501	$3,863
2005	5,749	3,857
2006	6,030	3,736
2007	6,250	3,385
2008	6,515	3,386
Years 2009 to 2013	35,210	17,502

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

We provide prescription drug benefits to some of our retirees and will, therefore, be impacted by the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”), which was enacted on December 8, 2003. The Medicare Reform Act provides for a federal subsidy to sponsors of retiree health care benefit plans which provide a benefit that is at least actuarially equivalent to the benefit established by this Act, and therefore may reduce our postretirement benefit obligations. In accordance with the Position of the Staff of the Financial Accounting Standards Board FAS 106-1, the effects on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost have not been recognized in our financial statements. Specific authoritative guidance on the accounting for the Medicare Reform Act is pending and that guidance, when issued, could require changes in the information reported in our financial statements. Due to the lack of direction regarding the provision of the Medicare Reform Act and the uncertainty associated with the related accounting issues, we are deferring recognition of the effects of the Medicare Reform Act.

We maintain several defined contribution plans for certain salaried employees, hourly employees covered by collective bargaining agreements, and non-union hourly employees. All of these plans allow participants to make pretax contributions as a percentage of their compensation. We contribute a specified percentage of the annual compensation of participants of some of the plans. Certain plans provide a matching contribution on employees’ pretax contribution to a specified limit. Some plans provide for contributions based on hours worked by each employee; other plans provide for profit-sharing contributions or other base contributions. Costs recognized as expenses to these plans, excluding ESOP expenses, totaled $2,958,000, $2,414,000 and $2,065,000 in 2003, 2002 and 2001, respectively.

13. Income Taxes

The provision for income taxes consists of the following (in thousands of dollars):

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$(6,791)
State	484	504	1,457
Foreign	(374)	739	3,644

	110	1,243	(1,690)

Deferred:
Federal	18,314	1,522	(2,920)
State	—	(100)	351
Foreign	112	—	—

	18,426	1,422	(2,569)

Total tax provision (benefit)	$18,536	$2,665	$(4,259)

We paid federal income taxes of approximately $2,501,000 and $1,100,000 in 2003 and 2002, respectively. We did not pay any federal income taxes in 2001.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

13. Income Taxes (continued)

The provision for income taxes differs from the amount computed using the statutory U.S. federal income tax rate for the following reasons (in thousands of dollars):

	Years ended December 31,
	2003	2002	2001
Provision for income taxes (benefits) at U.S. statutory rate	$(22,594)	$4,672	$(3,951)
Foreign operations	(94)	573	(1,658)
Utilization of credits and credit carryforwards	—	(3,065)	—
State income taxes excluding valuation allowance, net of federal income tax benefits	(415)	691	1,070
Non-deductible goodwill amortization and write-off	13,767	—	1,613
Valuation allowance for federal tax	22,981	—	—
Valuation allowance for state tax	899	—	—
Other	3,992	(206)	(1,333)

Total tax provision (benefit)	$18,536	$2,665	$(4,259)

The components of the Company’s net deferred income tax assets at December 31, 2003 and 2002 are as follows (in thousands of dollars):

	2003	2002
Compensation and benefit items	$37,618	$37,263
Operating loss, foreign tax credit and Alternative Minimum Tax credit carryforwards	19,449	15,704
Impairment and shutdown costs	1,539	905
Deductible goodwill	3,991	2,512
Reserve for bad debts, returns and allowances	1,984	3,651
Inventory reserve	5,337	4,763
State income taxes	1,093	3,280
Other temporary differences	1,274	2,304

Gross deferred tax assets	72,285	70,382
Valuation allowance	(29,732)	(50)

Deferred tax assets	42,553	70,332
Depreciation and related items	(32,346)	(43,330)
Other temporary differences	(10,060)	(4,242)

Gross deferred tax liabilities	(42,406)	(47,572)

Net deferred tax assets	$147	$22,760

We generated foreign tax credits of $179,000, $3,773,000 and $7,190,000 in 2003, 2002 and 2001, respectively, which will expire in 2008, 2007 and 2006, respectively, if not utilized. In December 2003, we provided a valuation allowance for this entire accumulated foreign tax credit of $11,142,000 since we may not generate sufficient U.S. tax liabilities to utilize these credits before the expiration dates. In addition, in December 2003, we provided a valuation allowance of $18,540,000 for the remaining domestic net deferred tax assets of $18,687,000, reducing the carrying value of our net deferred tax assets as of December 31, 2003 to $147,000. This is due to the accumulation of losses experienced at our domestic operations in the immediate past three years (2001 to 2003).

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

14. Reporting for Business Segments

We evaluate our financial results in two business segments, namely Ferrous Metals segment and Light Metals segment. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by the management. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Corporate and Other segment includes operations that do not fall within the Ferrous Metals segment or Light Metals segment and the corporate business unit and its related expenses and eliminations. Selected financial information of the business segments is displayed in the following table.

	Ferrous		Corporate
	Metals	Light Metals	and Other	Consolidated
	(in thousands of dollars)
Year ended December 31, 2003
Net sales	$493,401	$237,766	$—	$731,167
Depreciation and amortization expense	31,143	17,202	1,906	50,251
Goodwill impairment charge	—	51,083	—	51,083
Restructuring and impairment charges	9,138	556	274	9,968
Operating profit (loss)	13,333	(44,192)	(5,758)	(36,617)
Interest expense, net	4,600	4,928	20,367	29,895
Purchases of property, plant and equipment — continuing operations	8,036	9,772	1,725	19,533
Purchases of property, plant and equipment — discontinued operations	145	—	—	145
As of December 31, 2003
Goodwill	$59,731	$106,202	$—	$165,933
Total assets	372,812	281,396	32,476	686,684
Year ended December 31, 2002
Net sales	$484,146	$271,591	$—	$755,737
Depreciation and amortization expense	27,011	18,019	2,090	47,120
Operating profit (loss)	25,867	20,216	(6,406)	39,677
Interest expense, net	3,584	4,390	20,296	28,270
Cumulative effect of change in accounting	—	—	481	481
Purchases of property, plant and equipment — continuing operations	2,648	4,065	1,714	8,427
Purchases of property, plant and equipment — discontinued operations	671	—	347	1,018
As of December 31, 2002
Goodwill	$59,731	$157,285	$—	$217,016
Total assets	367,002	332,905	64,191	764,098

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

14. Reporting for Business Segments (continued)

	Ferrous		Corporate
	Metals	Light Metals	and Other	Consolidated
	(in thousands of dollars)
Year ended December 31, 2001
Net sales	$482,139	$300,745	$—	$782,884
Depreciation and amortization expense	24,715	20,274	3,274	48,263
Goodwill amortization expense	2,030	4,298	—	6,328
Restructuring and impairment charges	—	13,540	—	13,540
Operating profit (loss)	21,412	2,016	(9,216)	14,212
Interest expense, net	6,013	6,003	17,806	29,822
Purchases of property, plant and equipment — continuing operations*	20,653	14,440	433	35,526
Purchases of property, plant and equipment — discontinued operations	842	—	—	842
As of December 31, 2001
Goodwill	$59,731	$157,285	$—	$217,016
Total assets	411,294	360,021	69,224	840,539

*	Does not include $3,389,000 capital reimbursed through insurance in 2001.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

15. Geographic Area and Major Customer Information

The following is a breakout of net sales, operating profit, income before income taxes, and identifiable assets based on the geographic locations of our domestic and foreign operations as of and for years ended December 31, 2003, 2002 and 2001. We operate in North America and have international operations in Europe, mainly Germany and Portugal.

	For the years ended December 31,
	2003	2002	2001
	(in thousands of dollars)
Net sales:
North America	$614,762	$667,787	$692,898
Europe	116,405	87,950	89,986

Total	$731,167	$755,737	$782,884

Operating (loss) profit:
North America	$(41,291)	$36,239	$3,700
Europe	4,674	3,438	10,512

Total	$(36,617)	$39,677	$14,212

(Loss) income from continuing operations before income taxes and equity interest in a joint venture:
North America	$(68,693)	$8,379	$(25,572)
Europe	4,140	3,189	13,403

Total	$(64,553)	$11,568	$(12,169)

	As of December 31,
	2003	2002	2001
Identifiable assets:
North America	$560,117	$683,775	$764,903
Europe	126,567	80,323	75,636

Total	$686,684	$764,098	$840,539

Net sales to customers exceeding 10% of consolidated net sales in 2003, 2002 or 2001, and other major customers, were as follows (as a percentage of consolidated net sales):

Customer:	2003	2002	2001
DaimlerChrysler (1)	10%	18%	19%
Delphi	11%	11%	10%
Ford	11%	12%	12%
Metaldyne (1)	8%	1%	—
TRW	6%	2%	4%
Visteon	6%	5%	6%
PBR Automotive	6%	5%	5%
General Motors	5%	5%	6%

(1)	During 2003, Metaldyne acquired a facility from DaimlerChrysler to which we supply products. This accounts for the majority of the change in the amounts we supply to Metaldyne and DaimlerChrysler from 2002 to 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

16. Earnings per Share

Earnings per share are computed as follows:

	Years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(98,913)	$9,003	$(8,703)

Denominator:
Denominator for basic earnings per share — weighted average shares	25,581	25,441	25,359
Effect of dilutive securities:
Employee stock options and unearned restricted stock	—	437	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,581	25,878	25,359

Net (loss) income per common share — basic	$(3.87)	$0.35	$(0.34)

Net (loss) income per common share - assuming dilution	$(3.87)	$0.35	$(0.34)

Dilutive earnings per share reflect the assumed exercise of stock options and unearned restricted stock.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

17. Quarterly Data and Share Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except per share data)
2003
Net sales (1)	$193,040	$182,118	$172,700	$183,309
Gross profit (1)	21,241	17,923	14,729	9,947
(Loss) income from discontinued operations, net of tax	(188)	(8,643)	655	(8,400)
Net income (loss) (2)	3,152	(6,589)	(50)	(95,426)
Net income (loss) per common share
- Basic	0.12	(0.26)	—	(3.73)
- Diluted	0.12	(0.26)	—	(3.73)
Share prices (Nasdaq) (3)
- High	4.400	4.000	4.700	5.610
- Low	3.260	3.060	3.330	4.140
2002
Net sales (1)	$191,922	$202,722	$180,615	$180,478
Gross profit (1)	20,977	24,147	12,073	15,306
Loss from discontinued operations, net of tax	(507)	(907)	(199)	(341)
Income (loss) before cumulative effect of change in accounting (4)	4,355	4,750	(1,013)	430
Net income (loss)	4,836	4,750	(1,013)	430
Income (loss) before cumulative effect of change in accounting (4) per common share
- Basic	0.17	0.19	(0.04)	0.02
- Diluted	0.17	0.18	(0.04)	0.02
Net income (loss) per common share
- Basic	0.19	0.19	(0.04)	0.02
- Diluted	0.19	0.18	(0.04)	0.02
Share prices (Nasdaq) (3)
- High	7.100	11.800	11.240	5.590
- Low	3.120	7.080	4.500	3.150

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

17. Quarterly Data and Share Information (Unaudited) (continued)

(1)	The net sales and gross profit data for 2003 and 2002 above are different from amounts previously reported on Form 10-Q and 2002 annual report, respectively, because Frisby and Radford became discontinued operations in the third quarter of 2003 and fourth quarter of 2003, respectively. The reconciliations of the amounts above with those previously reported are as follows:

	Three months ended
	March 31	June 30	September 30
	(in thousands of dollars)
2003
Net sales — previously reported	$207,104	$196,766	$182,054
Less: Net sales of Frisby	(3,817)	(3,275)	—
Less: Net sales of Radford	(10,247)	(11,373)	(9,354)

Net sales	$193,040	$182,118	$172,700

Gross profit — previously reported	$21,282	$17,541	$14,722
Less: Gross (profit) loss of Frisby	(406)	48	—
Less: Gross loss of Radford	365	334	7

Gross profit	$21,241	$17,923	$14,729

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars)
2002
Net sales — previously reported	$206,096	$217,958	$196,564	$194,314
Less: Net sales of Frisby	(3,252)	(3,611)	(3,961)	(2,779)
Less: Net sales of Radford	(10,922)	(11,625)	(11,988)	(11,057)

Net sales	$191,922	$202,722	$180,615	$180,478

Gross profit — previously reported	$20,519	$22,945	$12,046	$14,653
Less: Gross loss (profit) of Frisby	64	73	(89)	668
Less: Gross loss (profit) of Radford	394	1,129	116	(15)

Gross profit	$20,977	$24,147	$12,073	$15,306

(2)	During the fourth quarter of 2003, we recorded pretax goodwill impairment charge of $51,083,000 because the carrying value of the Light Metals reporting unit was in excess of its fair value. We also recorded pretax restructuring and asset impairment charges of $9,968,000, which included a $8,481,000 charge for the announced closure of our Havana Foundry, and $1,487,000 in write-downs of other long-lived assets with carrying values exceeding their fair values . In addition, we recorded a valuation reserve against our domestic net deferred tax assets of $23.9 million for our continuing operations. This is due to the accumulation of losses experienced at our domestic operations for the immediate past three years (2001 to 2003). All of these charges have negative impact on our net income (loss), and total assets and shareholders’ equity.

(3)	The share price information represents inter-dealer transactions in the Nasdaq National Market (Nasdaq) without detail markup, markdown or commission.

(4)	During the first quarter of 2002, we adopted SFAS No. 142. As required under SFAS No. 142, we wrote off negative goodwill of $481,000, net of taxes, as a cumulative effect of a change in accounting principle.

Third- and fourth-quarter sales are usually lower than the first- and second-quarter sales due to plant closings by automotive manufacturers for vacations and model changeovers.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

18. Derivative Financial Instruments

Under our risk management policy, the use of derivatives for managing risk is confined to hedging the exposure related to variable rate funding activities, hedging the foreign currency exposure of inter-company payables and receivables, and hedging purchase commitments relating to raw materials used in our production processes and related energy costs. Specifically, we review our liability structure on a recurring basis and make the determination as to whether our risk exposure should be adjusted using derivative instruments. We do not participate in speculative derivatives trading.

On October 24, 2000, we entered into an interest rate swap agreement with a notional principal amount of $50,000,000 through Scotia Capital, Inc., a broker-dealer subsidiary of The Bank of Nova Scotia. Interest rate swaps are contractual agreements between parties to exchange fixed and floating interest rate payments periodically, over the life of the agreements, without the exchange of underlying principal amounts. Under the terms of the agreement, we paid quarterly at a fixed interest rate of 6.468% with Scotia Capital, Inc. paying at the three-month LIBOR rate. This swap was used to partially hedge an underlying debt obligation and is marked to market. The agreement expired on October 24, 2003.

We designated this swap transaction as a cash flow hedge. The effectiveness of this hedge transaction was assessed using the short-cut method as it met the criteria outlined in SFAS No. 133. This hedge was considered to be perfectly effective; therefore, the entire change in the fair value of the derivative was recorded in other comprehensive income, and no hedge ineffectiveness was recorded in earnings.

To hedge our European operations, we had outstanding foreign exchange contracts with a notional amount of Euros 15.5 million (approximately $19.1 million) and Euros 15.9 million (approximately $16.7 million) at December 31, 2003 and 2002, respectively. The market value of such foreign exchange contracts was minimal at December 31, 2003 and 2002.

In addition to the above derivative financial instruments, we have other contracts that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in the fair value reflected in earnings. These contracts are used to cover our raw materials and energy purchases.

19. Insurance Claims

On May 20, 2000, our Neunkirchen Foundry suffered a fire that caused extensive damage. The Foundry was shut down for a period of approximately two weeks.

On March 5, 2000, our New River Foundry suffered an explosion that shut down operations at the facility until November of 2000. The rebuilding of our New River facility was completed in 2001.

The resulting business interruption and loss of fixed assets was covered under our insurance policies. We received final settlements for the above two claims totaling $133.8 million from our insurance carriers, $30.6 million in 2001 and $103.2 million in 2000. In 2001, we recorded accident-related expenses of $7.8 million as Cost of Sales, and insurance recovery related to business interruption of $13.4 million as an offset to Cost of Sales. We also recorded $3.2 million for the replacement of property, plant and equipment as gains in “Other income, net” in the accompanying statements of operations in 2001.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

20. Related Party Transactions

We received management and technical support fees from Fundicao Nodular, S.A. (“Porto Foundry”), our previously 50% owned Portuguese joint venture, for providing administrative service and technical support to them. We also had an outstanding interest-bearing loan to and other receivables from the Porto Foundry, mainly consisting of management and technical support fee receivables and advances made by us to finance the Porto Foundry’s operations. Interest rates on these loan and other receivables ranged from three-month European Interbank Offered Rate (“EURIBOR”) plus 0.8% to three-month EURIBOR plus 1.0%.

On July 1, 2003, our ownership in the Porto Foundry increased from 50% to 75%. Therefore our related party transactions with the Porto Foundry from July 1, 2003 to December 31, 2003, were eliminated from our consolidated financial statements.

The related party transactions with the Porto Foundry are summarized as follows (in thousands of dollars):

	2003 *	2002	2001
Management fee	$152	$329	$319
Technical support fee	220	427	480
Interest income	98	164	153

*	The 2003 figures are for the period from January 1, 2003 to June 30, 2003.

As of December 31, 2002
Loan receivable	$812
Other receivable	4,144

There were no other material transactions with, or material balances due to or from, any other related party.

21. Subsequent Event

On January 8, 2004, we refinanced our revolving credit agreement by entering into a new First Amended and Restated Credit Agreement, which provides for a $90 million revolving credit line and a $120 million term loan. The new credit agreement continues to be secured by all domestic assets and a pledge of 65% of the stock of foreign subsidiaries. The $90 million revolving credit portion matures January 8, 2009, and the $120 million term loan has a final maturity of January 8, 2010. Pricing on the revolving loan is based on our leverage. The current spread above LIBOR is 3.50%. We are also required to pay 0.50% on any unused portion of the revolving credit agreement. Letters of credit reduce the amount available under this revolving credit facility. Pricing on the term loan is LIBOR plus 4.25%. Both loans continue to have covenants that require us to maintain certain financial ratios, restrictions on the amount that we can pay in dividends, as well as other covenants and restrictions. At December 31, 2003, we would have been in compliance with these new covenants. Under our current bank agreements and senior note indenture, we are able to pay dividends of up to $5 million in 2004. As a result of the new agreement, capitalized debt issuance costs of $1.4 million were written off in January 2004.

Also on January 8, 2004, we entered into a $35.6 million Letter of Credit Facility Agreement, as well as a Cash Collateral Agreement of the same amount. $35.6 million of the proceeds from the term loan were used as collateral for the issuance of a $35.6 million letter of credit. This letter of credit was issued under our prior bank revolving credit agreement. We are required to pay a fee of 0.625% for the Letter of Credit Facility Agreement. The agreement has a five-year maturity and requires us to be in compliance with the covenants that govern the First Amended and Restated Credit Agreement.

Report of Independent Auditors

The Board of Directors and Shareholders
INTERMET Corporation

We have audited the accompanying consolidated balance sheets of INTERMET Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule included as Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INTERMET Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” in 2002.

/s/ Ernst & Young LLP
Detroit, Michigan
March 4, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial DisclosureNone

Item 9A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Security Exchange Commission reports.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the headings “Corporate Governance Matters — Committees of the Board and Attendance at Meetings — Audit Committee”, “Corporate Governance Matters — Nominations Process”, “Information about Nominees for Director”, “Involvement in Certain Legal Proceedings”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 15, 2004 is incorporated by reference into this filing. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of INTERMET is included in Item 1 of this filing.

We have adopted a written code of ethics which is applicable to our chief executive officer, chief financial officer and corporate controller, as well as applicable to all of our directors, officers and employees. A copy of the INTERMET Corporation Code of Conduct is filed as Exhibit 14 of this filing and is available free of charge by logging onto our website at www.intermet.com.

Item 11. Executive Compensation

The information contained under the headings “Compensation of Directors”, “Compensation and Human Resources Committee Report on Executive Compensation”, “Employment Contracts”, “Executive Compensation”, and “Shareholder Return Performance Graph” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 15, 2004 is incorporated by reference into this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Executive Compensation — Securities Authorized for Issuance” and “Voting Securities and Principal Holders” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 15, 2004 is incorporated by reference into this filing.

Item 13. Certain Relationships and Related Transactions

The information contained under the heading “Certain Relationships and Related Transactions” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 15, 2004 is incorporated by reference into this filing.

Item 14. Principal Accountant Fees and Services

The information contained under the headings “Appointment of Independent Auditors — Audit Fees”, “Appointment of Independent Auditors — Audit Committee Pre-Approval Policies”, and “Audit Committee Report” in INTERMET’s definitive proxy statement for its annual meeting of shareholders to be held April 15, 2004 is incorporated by reference into this filing.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements

The following consolidated financial statements of INTERMET and its subsidiaries contained in INTERMET’s 2003 annual report to shareholders are included under Item 8 of this filing:

•	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Balance Sheets at December 31, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule for INTERMET is included as part of this filing. All other financial statement schedules have been omitted because they are not applicable, or the information required is disclosed under Item 8 of this filing.

INTERMET Corporation
(Consolidated)

Schedule II — Valuation and Qualifying Accounts (in thousands of dollars)

		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning of	Costs and		Other		End of
Description	Period	Expenses		Accounts	Deductions	Period
Year ended December 31, 2003:
Allowance for returns and doubtful accounts (a)	$9,229	$(2,701	)(b)	$—	$—	$6,528
Inventory reserve (c)	6,638	2,437		—	—	9,075
Deferred tax asset valuation allowance	50	29,682	(d)	—	—	29,732
Year ended December 31, 2002:
Allowance for returns and doubtful accounts (a)	$10,727	$(1,498	)(b)	$—	$—	$9,229
Inventory reserve (c)	7,758	(1,120)		—	—	6,638
Deferred tax asset valuation allowance	50	—		—	—	50
Year ended December 31, 2001:
Allowance for returns and doubtful accounts (a)	$9,451	$1,276	(b)	$—	$—	$10,727
Inventory reserve (c)	6,855	903		—	—	7,758
Deferred tax asset valuation allowance	50	—		—	—	50

(a)	Reflected as reduction of trade accounts receivable on the consolidated balance sheet

(b)	Net effect of amounts charged to expense less actual returns and write-offs

(c)	Reflected as reduction of inventories on the consolidated balance sheet

(d)	Provided valuation allowance on domestic net deferred tax assets for continuing operations and discontinued operations due to the accumulation of losses experienced at INTERMET’s domestic operations in the immediate past three years (2001 to 2003).

3.	Reports on Form 8-K

On October 16, 2003, we filed a current report on Form 8-K containing a press release announcing the financial results for the quarter ended September 30, 2003.

On December 15, 2003, we filed a current report on Form 8-K containing a press release announcing the revision of the expected financial results for the fourth quarter of 2003.

On January 12, 2004, we filed a current report on Form 8-K announcing our decision to close a plant located in Havana, Illinois.

On February 5, 2004, we filed a current report on Form 8-K containing a press release announcing the financial results for the quarter and year ended December 31, 2003.

On March 9, 2004, we filed a current report on Form 8-K containing a press release announcing the revision of the financial results for the quarter and year ended December 31, 2003.

4.	Exhibits

The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit	Method of Filing
2.1	Agreement and Plan of Merger among INTERMET, I M Acquisition Corp., and Sudbury, Inc. dated November 18, 1996	Included as Exhibit 4 to INTERMET Form 8-K filed November 25, 1996
2.2	Asset Purchase Agreement Between INTERMET Corporation and Quadion Corporation for the purchase of the assets of Tool Products, Inc. dated December 2, 1998	Included as Exhibit 1 to INTERMET Form 8-K filed January 14, 1999
2.3	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC, JJM, LLC, and Cerberus Institutional Partners, L.P. for the purchase of the stock of Diversified Diemakers, Inc. dated November 16, 1999	Included as Exhibit 99.1 to INTERMET Form 8-K filed December 30, 1999
2.4	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Diversified Diemakers, Inc.	Included as Exhibit 99.2 to INTERMET Form 8-K filed December 30, 1999
2.5	Stock Purchase and Sale Agreement Between INTERMET Corporation, Gantec II, LLC and JJM, LLC for the purchase of the stock of Ganton Technologies, Inc. dated November 16, 1999	Included as Exhibit 99.3 to INTERMET Form 8-K, filed December 30, 1999
2.6	Contents of omitted schedules and exhibits to the Stock Purchase and Sale Agreement for the purchase of the stock of Ganton Technologies, Inc.	Included as Exhibit 99.4 to INTERMET Form 8-K filed December 30, 1999
3.1	Amended and Restated Articles of Incorporation of INTERMET	Included as Exhibit 4.1 to INTERMET Form S-3 Registration Statement filed June 3, 1992
3.2	By-laws of INTERMET, as amended through February 5, 2004	Included in this report
4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000	*
4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia	*
4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee	*

Exhibit
Number	Description of Exhibit	Method of Filing
4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively	*
4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia	*
4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C	*
4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the original principal amount of DM 740,000	*
4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000	*
4.17 (a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999)	*
4.17 (b)	Master Indenture Trust dated as of December 1, 1999, by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*
4.17 (c)	Series 1999A Supplement dated as of December 1, 1999 to Master Indenture Trust dated December 1, 1999 by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*
4.18 (a)	Shareholder Protection Rights Agreement dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-K filed October 11, 1995
4.18 (b)	Amendment No. 1 dated October 16, 1997 to the Shareholder Protection Rights Agreement dated October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-A12G/A filed October 20, 1997
4.19 (a)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association and the guarantors named therein	Included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002
4.19 (b)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation and the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun Trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002
4.19 (c)	Forms of 9 3/4% Senior Notes of $175,000,000 due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

Exhibit
Number	Description of Exhibit	Method of Filing
5.1	Opinion of Foley & Lardner (Re: INTERMET Registration Statement on Form S-4 regarding of 9 3/4% Senior Notes of $175,000,000 due 2009)	Included as Exhibit 5.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002
10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 33-59011 filed May 2, 1995
10.2 (a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001	Included as Exhibit 10.2(a) to INTERMET Form 10-K for the year ended December 31, 2000
10.2 (b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000.	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 333-41208 filed July 12, 2000
10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999	Included as Exhibit 10.3 to INTERMET Form 10-K for the year ended December 31, 2000
10.7 (a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993	Included as Exhibit 10.16(a) to INTERMET Form 10-K for the year ended December 31, 1993
10.7 (b)	Amendment No. 1 dated December 20, 1993 to the INTERMET Corporation Salaried Employees Severance Plan	Included as Exhibit 10.16(b) to INTERMET Form 10-K for the year ended December 31, 1993
10.8	INTERMET Salary Continuation Plan	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 1992
10.10	INTERMET Corporation 1997 Director’s Stock Option Plan	Included as Exhibit A to INTERMET DEF 14/A filed March 4, 1997
10.11	1997 Directors’ Deferred Compensation Plan	Included as Exhibit 10.25 to INTERMET Form 10-K for the year ended December 31, 1996
10.12	$300,000,000 Conformed Five-Year Credit Agreement, dated November 5, 1999, as amended through the Fourth Amendment dated as of July 17, 2001, by and among INTERMET, The Bank of Nova Scotia as lender, administrative agent and collateral agent, and the various lenders named therein, including contents of omitted schedules and exhibits	Included as Exhibit 4.14(a) to INTERMET Form 10-Q filed August 14, 2001
10.13	Fifth Amendment to and Waiver Under Five-Year Credit Agreement, dated June 7, 2002	Included as Exhibit 10.18 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002
10.14	Sixth Amendment to and Waiver and Consent under Five-Year Credit Agreement, dated March 5, 2003	Included as Exhibit 10.1 to INTERMET Form 10-Q filed May 14, 2003
10.15	Seventh Amendment to Five-Year Credit Agreement, dated March 19, 2003	Included as Exhibit 10.2 to INTERMET Form 10-Q filed May 14, 2003

Exhibit
Number	Description of Exhibit	Method of Filing
10.16	Waiver Under Five-Year Credit Agreement, dated July 24, 2003	Included as Exhibit 10.1 to INTERMET Form 10-Q filed August 13, 2003
10.17	Eighth Amendment To and Waiver Under Five-Year Credit Agreement, dated December 19, 2003	Included in this report
10.18	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included in this report
10.19	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included in this report
10.20	Employment Agreement dated October 26, 1995 between INTERMET and John Doddridge	Included as Exhibit 10.22 to INTERMET Form 10-K for the year ended December 31, 1995
10.21	Amendment to Employment Agreement dated January 2, 2003 by and between INTERMET and John Doddridge	Included as Exhibit 10.14(b) to INTERMET Form 10-K for the year ended December 31, 2002
10.22	Employment Agreement between INTERMET and Alan J. Miller dated January 4, 2000	Included as Exhibit 10.16 to INTERMET Form 10-K for the year ended December 31, 2002
10.23	Employment Agreement between INTERMET and Terry Graessle dated March 26, 2001	Included as Exhibit 10.17 to INTERMET Form 10-K for the year ended December 31, 2002
10.24	Employment Agreement between INTERMET and Todd A. Heavin dated April 12, 2002	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 2002
10.25	Employment Agreement between INTERMET and Gary F. Ruff dated July 23, 2003	Included as Exhibit 10.15 to INTERMET Form 10-Q filed August 13, 2003
10.26	Employment Agreement between INTERMET and Laurence Vine-Chatterton dated November 17, 1998	Included in this report
10.27	Employment Agreement between INTERMET and Robert E. Belts dated August 19, 2002	Included in this report
10.28	Employment Agreement between INTERMET and Thomas E. Prucha dated January 1, 2003	Included in this report
10.29	Employment Agreement between INTERMET and Jesus M. Bonilla dated July 17, 2003	Included in this report
12.1	Ratio of Earnings to Fixed Charges	Included as Exhibit 12.1 to INTERMET Form S-4A Registration Statement No. 333-97245 filed August 13, 2002
12.2	Statement regarding Computation of Ratios	Included as Exhibit 12.2 to INTERMET Form S-4A Registration Statement No. 333-97245 filed August 13, 2002
14	INTERMET’s Code of Conduct	Included in this report
21	Subsidiaries of INTERMET	Included in this report
23	Consent of Independent Auditors	Included in this report
24	Power of Attorney	Included in this report
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this report

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K of the Securities Exchange Act of 1933, as amended, this instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation
By:	/s/ Gary F. Ruff
Gary F. Ruff
President and Chief Executive Officer

Date:	March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 12, 2004, by the following persons on behalf of INTERMET in the capacities indicated.

Signature	Capacity
/s/ John Doddridge John Doddridge	Chairman of the Board of Directors
/s/ Gary F. Ruff Gary F. Ruff	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. Patrick Crecine J. Patrick Crecine	Director
/s/ Julia D. Darlow Julia D. Darlow	Director
/s/ Norman F. Ehlers Norman F. Ehlers	Director
/s/ John R. Horne John R. Horne	Director
/s/ Thomas H. Jeffs II Thomas H. Jeffs II	Director
/s/ Charles G. McClure Charles G. McClure	Director
/s/ Richard J. Peters Richard J. Peters	Director
/s/ Richard A. Nawrocki Richard A. Nawrocki	Director
/s/ Pamela E. Rodgers Pamela E. Rodgers	Director
/s/ Robert E. Belts Robert E. Belts	Vice President - Finance and Chief Financial Officer (Principal Financial Officer)
/s/ Gregory B. Wahowiak Gregory B. Wahowiak	Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.2	By-laws of INTERMET, as amended through February 5, 2004
10.17	Eighth Amendment To and Waiver Under Five-Year Credit Agreement, dated December 19, 2003
10.18	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein
10.19	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein
10.26	Employment Agreement between INTERMET and Laurence Vine-Chatterton dated November 17, 1998
10.27	Employment Agreement between INTERMET and Robert E. Belts dated August 19, 2002
10.28	Employment Agreement between INTERMET and Thomas E. Prucha dated January 1, 2003
10.29	Employment Agreement between INTERMET and Jesus M. Bonilla dated July 17, 2003
14	INTERMET’s Code of Conduct
21	Subsidiaries of INTERMET
23	Consent of Independent Auditors
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002