Form 10-Q
period 2004-03-31
INTERMET CORP
filed 2004-05-10
CIK 745287

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2004, or

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
Yes [X] No [  ]

At April 30, 2004 there were 25,599,266 shares of common stock, $0.10 par value, outstanding.

Part I — Financial Information
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Item 4.	Controls and Procedures
Part II — Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications
Exhibit Index
1st Amendment to 1st Amended & Restated Credit Agm
1st Amendment to Letter of Credit Facility Agrmt.
Sec. 302 Certification of Chief Executive Officer
Sec. 302 Certification of Chief Financial Officer
Certification by CEO and CFO To Section 906

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars,
	except per share data)
Net sales	$210,646	$193,040
Cost of sales	197,156	171,799

Gross profit	13,490	21,241
Selling, general and administrative expenses	10,723	8,557

Operating profit	2,767	12,684
Other expense (income):
Interest expense, net	9,202	7,301
Other (income) expense, net	(591)	272

	8,611	7,573

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(5,844)	5,111
Income tax expense	(1,297)	(2,031)
Equity interest in a joint venture	—	260

(Loss) income from continuing operations	(7,141)	3,340
Loss from discontinued operations, net of tax	(712)	(188)

Net (loss) income	($7,853)	$3,152

(Loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	($0.28)	$0.13
Loss from discontinued operations, net of tax	(0.03)	(0.01)

(Loss) earnings per share — basic	($0.31)	$0.12

Diluted:
(Loss) earnings from continuing operations	($0.28)	$0.13
Loss from discontinued operations, net of tax	(0.03)	(0.01)

(Loss) earnings per share - diluted	($0.31)	$0.12

Dividends declared per common share	$0.04	$0.04
Weighted average shares outstanding:
Basic	25,595	25,547
Diluted	25,595	25,676

See accompanying notes.

INTERMET Corporation
Interim Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars)
Net (loss) income	($7,853)	$3,152
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,384)	1,030
Interest rate swap fair value adjustment	—	372

	(2,384)	1,402

Total comprehensive (loss) income	($10,237)	$4,554

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$58,806	$1,035
Accounts receivable:
Trade, less allowance of $5,666 in 2004 and $6,528 in 2003	98,689	76,218
Other	10,059	10,555

	108,748	86,773
Inventories	73,357	77,411
Other current assets	10,414	10,748

Total current assets	251,325	175,967
Property, plant and equipment, net	316,460	324,080
Goodwill	165,933	165,933
Restricted cash	35,690	—
Other non-current assets	23,755	20,704

Total assets	$793,163	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,026	$80,737
Accrued liabilities	65,027	59,542
Short-term lines of credit	8,164	9,992
Long-term debt due within one year	5,471	4,303

Total current liabilities	171,688	154,574
Non-current liabilities:
Long-term debt due after one year	380,080	279,248
Retirement benefits	85,648	85,309
Other non-current liabilities	4,861	5,416

Total non-current liabilities	470,589	369,973
Shareholders’ equity:
Common stock	2,603	2,601
Capital in excess of par value	57,176	57,165
Retained earnings	100,548	109,428
Accumulated other comprehensive loss	(9,378)	(6,994)
Unearned restricted stock	(63)	(63)

Total shareholders’ equity	150,886	162,137

Total liabilities and shareholders’ equity	$793,163	$686,684

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars)
OPERATING ACTIVITIES:
(Loss) income from continuing operations	($7,141)	$3,340
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	12,353	12,233
Amortization of debt discount and issuance costs	1,717	463
Results of equity investment	—	(260)
Stock-based compensation	—	18
Change in operating assets and liabilities:
Accounts receivable	(24,238)	(18,754)
Inventories	3,333	3,506
Accounts payable and current liabilities	20,573	1,373
Other assets and liabilities	(3,638)	(2,328)

Net cash provided by (used in) continuing operating activities	2,959	(409)
Net cash provided by discontinued operations	900	49

Net cash provided by (used in) operating activities	3,859	(360)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,926)	(2,601)
Additions to property, plant and equipment by discontinued operations	—	(102)

Net cash used in investing activities	(6,926)	(2,703)
FINANCING ACTIVITIES:
Net (decrease) increase in lines of credit	(18,267)	8,000
Proceeds from term loan	120,000	—
Repayment of term loan and other debts	(975)	(722)
Funding of restricted cash	(35,690)	—
Payments of debt issuance costs	(2,422)	(405)
Dividends paid	(1,024)	(1,020)
Issuance of common stock	13	—

Net cash provided by financing activities	61,635	5,853
Effect of exchange rate changes on cash and cash equivalents	(797)	(744)

Net increase in cash and cash equivalents	57,771	2,046
Cash and cash equivalents at beginning of period	1,035	3,298

Cash and cash equivalents at end of period	$58,806	$5,344

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Refer to our 2003 Annual Report and Form 10-K for complete financial statement and footnotes.

Restricted Cash

In accordance with our credit agreements, beginning January 8, 2004, $35.7 million of cash is used as collateral for a letter of credit which backs up $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. If the Company were to retire the bonds, the letter of credit would no longer be required and the restricted cash would be used for bond repayment. Refer to Note 7, Debt, for further information. Restricted cash is excluded from cash and cash equivalents in the accompanying balance sheets.

Stock-Based Compensation

We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair values at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, our pro forma net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would be the following:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands of dollars,
	except per share data)
Net (loss) income, as reported	($7,853)	$3,152
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(151)	(289)

Pro forma net (loss) income	($8,004)	$2,863

(Loss) earnings per share:
Basic - as reported	($0.31)	$0.12
Basic - pro forma	($0.31)	$0.11
Diluted - as reported	($0.31)	$0.12
Diluted - pro forma	($0.31)	$0.11

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

2. Balance Sheet Details

Inventories:

The components of inventories are as follows (in thousands of dollars):

	March 31,	December
	2004	31, 2003
Finished goods	$21,281	$22,433
Work in process	8,649	8,198
Raw materials	7,519	8,113
Supplies and patterns	35,908	38,667

Total inventories	$73,357	$77,411

Property, Plant and Equipment, Net:

The components of property, plant and equipment are as follows (in thousands of dollars):

	March 31,	December
	2004	31, 2003
Land	$6,613	$6,681
Buildings and improvements	142,740	143,382
Machinery and equipment	522,575	517,846
Construction in progress	23,521	26,443

Property, plant and equipment, at cost	695,449	694,352
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	378,989	370,272

Property, plant and equipment, net	$316,460	$324,080

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

3. Acquisition

On June 25, 2003, we entered into an agreement with Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“Porto Foundry”), which is located in Porto, Portugal. Previously we owned 50% interest in the Porto Foundry. Under the terms of the agreement, we acquired 25% of the shares for a cash investment of Euros 4.9 million (approximately $5.6 million) on July 1, 2003, increasing our ownership from 50% to 75%. We have a call option to acquire, and Estudos, Servicos e Participacoes, S.A. has a put option to sell, the remaining 25% ownership for an additional cash investment of 4.9 million Euros (approximately $6.0 million at the exchange rate on March 31, 2004) on July 1, 2004. Because of the put option, we recorded $5.9 million, the net present value of the $6.0 million future cash investment, as “Accounts payable” in the accompanying balance sheet as of March 31, 2004, and we consolidate 100% of the financial results of the Porto Foundry beginning in July 2003.

We accounted for the acquisition of the additional shares using the purchase accounting method. Fundicao Nodular, S.A. became a consolidated subsidiary at July 1, 2003 and the results of its operations from July 1, 2003 are included in our consolidated results of operations. Our equity in the net income of the Porto Foundry for the three months ended March 31, 2003 is included in “Equity interest in a joint venture” in the accompanying statement of operations. The pro forma effects of this acquisition are not material to our consolidated results of operations.

4. Discontinued Operations

Frisby

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid in full by July 31, 2008. Frisby was a non-core operation, and is included in our Corporate and Other segment in Note 12, Reporting for Business Segments.

The results of operations of Frisby are summarized as follows (in thousands of dollars):

Three Months Ended
March 31, 2003
Sales	$3,817
Cost of sales	3,411

Gross profit	406
Expenses	228

Income before income taxes	178
Income tax expense	(68)

Income from discontinued operation, net of tax	$110

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

4. Discontinued Operations (continued)

Radford

In May 2003, we decided to permanently close our shell-molding plant in Radford, Virginia due to changes in market conditions and production technology, as well as a substantial investment in environmental controls that would have been necessary for continued operation. The Radford Foundry had approximately 41 salaried and 333 hourly employees. The facility was closed, and all the hourly employees and substantially all the salaried employees were terminated, by December 2003. The Radford Foundry is included in the Ferrous Metals segment in Note 12, Reporting for Business Segments.

As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charge included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Accrued liabilities” in the accompanying balance sheet at March 31, 2004. In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. No additional restructuring charge was recorded in the first quarter of 2004.

We expect to incur approximately $0.4 million for closure costs related to environmental regulations at the Radford Foundry in the future, which is in addition to the $2.4 million that is reserved for environmental remediation costs as discussed in Note 9, Environmental and Legal Matters.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

4. Discontinued Operations (continued)

	Impairment		Employee	Employee
	of	Write-down	Termination	Postretirement
	fixed assets	of inventory	Benefits	Benefits	Other	Total
Balance at September 30, 2003	$—	$—	$1,308	$—	$—	$1,308
Additional charge	—	—	138	—	—	138
Reduction of post-retirement obligations	—	—	—	(719)	—	(719)
Noncash credit	—	—	—	719	—	719
Cash payments	—	—	(892)	—	—	(892)

Balance at December 31, 2003	—	—	554	—	—	554
Cash payments	—	—	(252)	—	—	(252)

Balance at March 31, 2004	$—	$—	$302	$—	$—	$302

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	March 31, 2004	December 31, 2003
Accounts receivable	$506	$2,052
Inventory	333	429
Other current assets	—	514
Property, plant and equipment, net	673	673

Total assets	$1,512	$3,668

Accounts payable	$150	$491
Accrued liabilities	1,288	1,611
Retirement benefits	2,079	1,959
Other non-current liabilities	2,374	2,508

Total liabilities	$5,891	$6,569

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

4. Discontinued Operations (continued)

The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Sales	$175	$10,247
Cost of sales	866	10,612

Gross loss	(691)	(365)
Expenses	21	105

Loss before income taxes	(712)	(470)
Income tax benefit	—	172

Loss from discontinued operation, net of tax	($712)	($298)

Corporate interest expense was allocated to Frisby and Radford based on the ratio of their net assets to the consolidated net assets of INTERMET plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The total corporate interest expense allocated to Frisby and Radford was $179,000 for three months ended March 31, 2003. No corporate interest expense was allocated to Radford for the three months ended March 31, 2004.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides that the results of operations of a component of an entity that has been disposed of should be reported as discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This occurred when Frisby was sold in July 2003 and when Radford was closed and abandoned in December 2003. As a result, the results of operations of both Frisby and Radford for all periods presented, have been reported as discontinued operations in the accompanying statements of operations.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2004 (Unaudited)

5. Havana Plant Closure

In December 2003, we decided to permanently close our casting plant in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry had approximately 33 salaried and 141 hourly employees. We currently anticipate that the final plant closure will occur, and substantially all the salaried and hourly employees will be terminated, by June 30, 2004. The facility is included in the Ferrous Metals segment in Note 12, Reporting for Business Segments. The Havana Foundry had revenues of $6.3 million and $6.8 million, and net (loss) profit of ($0.4) million and $0.1 million, for the three months ended March 31, 2004 and 2003, respectively.

Because of our decision to close the Havana Foundry, we recorded an $8.5 million pre-tax charge during the fourth quarter of 2003. The charge included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values, and $0.5 million for employee severance and related contractually guaranteed benefit costs. The accrual for the employee termination costs is included in “Accrued liabilities” in the accompanying balance sheet at March 31, 2004. No restructuring charge was recorded in the first quarter of 2004. We expect to incur approximately $2 million for additional employee severance and related benefit costs, facility closure costs, and costs of testing required to transfer the manufacturing processes of Havana Foundry to other INTERMET’s facilities when the Havana Foundry is finally closed.

Activities relating to the restructuring charges and liabilities related to the Havana Foundry closure are as follows (in thousands of dollars):

			Employee
	Impairment of	Write-down	Termination
	fixed assets	of inventory	Benefits	Total
Initial charge in fourth quarter of 2003	$7,342	$677	$462	$8,481
Noncash charges	(7,342)	(677)	—	(8,019)

Balance at December 31, 2003 and March 31, 2004	$—	$—	$462	$462

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

6. Short-term Lines of Credit

Columbus Neunkirchen Foundry GmbH, our wholly owned subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euros 6.8 million (approximately $8.3 million) at March 31, 2004. There were no outstanding borrowings under these agreements as of March 31, 2004.

At March 31, 2004, the Porto Foundry maintained lines of credit with various institutions for up to Euros 13.7 million (approximately $16.7 million). There was approximately $8.2 million outstanding under these credit lines as of March 31, 2004. Interest accrues at various rates from approximately 3% to 5% and is payable monthly.

7. Debt

Long-term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2004	2003
INTERMET:
Revolving credit facility	$43,000	$60,000
Senior notes	175,000	175,000
Term loan	119,700	—
Domestic subsidiaries:
Industrial development bonds	38,850	39,350
Capitalized leases	857	974
Foreign subsidiaries:
Bank term note	7,335	7,629
Capitalized leases	809	598

Total	385,551	283,551
Less: Long-term debt due within one year	5,471	4,303

Long-term debt due after one year	$380,080	$279,248

As of December 31, 2003, we had a bank revolving credit agreement under which we had a commitment amount of $190 million. That revolving credit agreement provided for a maturity date of November 5, 2004 and was secured by all domestic assets and a pledge of 65% of the stock of foreign subsidiaries. On January 8, 2004, we refinanced our revolving credit agreement by entering into a new First Amended and Restated Credit Agreement, which provides for a $90 million revolving credit line and a $120 million term loan. The $90 million revolving credit portion matures on January 8, 2009, and the $120 million term loan has a final maturity date of January 8, 2010. Our borrowings under the First Amended and Restated Credit Agreement continue to be secured by all domestic assets and a pledge of 65% of the stock of foreign subsidiaries. Standby letters of credit reduce the amount that the Company is able to borrow under this credit facility. At March 31, 2004, such standby letters of credit totaled $26.6 million. The interest rate on the revolving loan is based on our leverage, and as of March 31, 2004 was LIBOR plus 3.50%. We are also required to pay 0.50% on any unused portion of the revolving credit facility. The interest rate on the term loan is LIBOR plus 4.25%.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

7. Debt (continued)

Also on January 8, 2004, we entered into a $35.7 million Letter of Credit Facility Agreement, as well as a Cash Collateral Agreement in the same amount. Under these agreements, $35.7 million of the proceeds from the term loan portion of the First Amended and Restated Credit Agreement are used as collateral for the issuance of a $35.7 million letter of credit. This letter of credit was issued under our prior bank revolving credit agreement and was issued to back up $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. We are required to pay a fee of 0.625% for the Letter of Credit Facility Agreement. The agreement has the same maturity as the First Amended and Restated Credit Agreement.

As a result of entering into the First Amended and Restated Credit Agreement and the related agreements described above, we incurred $2.4 million of debt issuance costs during the first quarter of 2004, which are included in “Other non-current assets” in the accompanying balance sheet as of March 31, 2004. In addition, capitalized debt issuance costs of $1.4 million related to our prior bank revolving credit agreement were written off during the first quarter of 2004.

The First Amended and Restated Credit Agreement and the related Letter of Credit Facility Agreement include covenants that require us to maintain specified financial ratios, restrictions on the amount that we can pay in dividends, as well as other covenants and restrictions. On April 13, 2004, we entered into a First Amendment to First Amended and Restated Credit Agreement and a First Amendment to Letter of Credit Facility Agreement. The purpose of these amendments was primarily to change our financial ratio covenants to make them less restrictive for the six fiscal quarters beginning with the quarter ended March 31, 2004. See Note 16, Subsequent Event, for further information. As of March 31, 2004, we were in compliance with those financial covenants, as amended. As of March 31, 2004, total borrowings and letter of credit obligations under the $90 million revolving credit facility were $69.6 million, leaving $20.4 million of availability.

Maturities of long-term debt at March 31, 2004 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending
March 31, 2005	$5,471
March 31, 2006	5,407
March 31, 2007	7,356
March 31, 2008	14,417
Thereafter	352,900

$385,551

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture covering the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of March 31, 2004, the Parent and the Combined Guarantor Subsidiaries had $200 million of secured debt outstanding and $20.4 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $16.3 million of debt outstanding as of March 31, 2004.

Presented below is summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$171,163	$42,452	($2,969)	$210,646
Cost of sales	—	164,533	35,592	(2,969)	197,156

Gross profit	—	6,630	6,860	—	13,490
Selling, general and administrative expenses	1,503	5,814	3,406	—	10,723

Operating (loss) profit	(1,503)	816	3,454	—	2,767
Other (income) expenses, net:
Interest expense, net	6,282	2,489	431	—	9,202
Other income, net	(197)	(144)	(250)	—	(591)

(Loss) income from continuing operations before income taxes	(7,588)	(1,529)	3,273	—	(5,844)
Income tax expense	(271)	(185)	(841)	—	(1,297)

(Loss) income from continuing operations	(7,859)	(1,714)	2,432	—	(7,141)
Loss from discontinued operations, net of tax	—	(712)	—	—	(712)

Net (loss) income	($7,859)	($2,426)	$2,432	$—	($7,853)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$171,486	$26,967	($5,413)	$193,040
Cost of sales	—	153,144	24,068	(5,413)	171,799

Gross profit	—	18,342	2,899	—	21,241
Selling, general and administrative expenses	1,316	5,340	1,901	—	8,557

Operating (loss) profit	(1,316)	13,002	998	—	12,684
Other (income) expenses, net:
Interest expense (income), net	5,244	2,142	(85)	—	7,301
Other expense (income), net	218	(5)	59	—	272

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(6,778)	10,865	1,024	—	5,111
Income tax benefit (expense)	2,383	(4,241)	(173)	—	(2,031)
Equity interest in a joint venture	—	—	260	—	260

(Loss) income from continuing operations	(4,395)	6,624	1,111	—	3,340
Loss from discontinued operations, net of tax	—	(188)	—	—	(188)

Net (loss) income	($4,395)	$6,436	$1,111	$—	$3,152

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	As of March 31, 2004
		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$55,858	$82	$2,866	$—	$58,806
Accounts receivable, net	267	79,453	29,028	—	108,748
Inventories	—	53,247	20,169	(59)	73,357
Other current assets	239	3,542	12,397	(5,764)	10,414

Total current assets	56,364	136,324	64,460	(5,823)	251,325
Other assets:
Property, plant and equipment, net	3,942	243,038	68,612	868	316,460
Goodwill	—	165,933	—	—	165,933
Restricted cash	35,690	—	—	—	35,690
Other non-current assets	20,963	163	1,994	635	23,755
Intercompany, net	(68,389)	90,855	(29,760)	7,294	—
Investments in subsidiaries	548,033	—	—	(548,033)	—

Total assets	$596,603	$636,313	$105,306	($545,059)	$793,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,049	$67,982	$21,304	($309)	$93,026
Accrued liabilities	17,399	36,703	10,558	367	65,027
Short-term lines of credit	—	—	8,164	—	8,164
Long-term debt due within one year	1,550	993	2,928	—	5,471

Total current liabilities	22,998	105,678	42,954	58	171,688
Non-current liabilities
Long-term debt due after one year	338,500	36,364	5,216	—	380,080
Retirement benefits	83,871	1,777	—	—	85,648
Other non-current liabilities	348	934	3,579	—	4,861

Total non-current liabilities	422,719	39,075	8,795	—	470,589
Shareholders’ equity	150,886	491,560	53,557	(545,117)	150,886

Total liabilities and shareholders’ equity	$596,603	$636,313	$105,306	($545,059)	$793,163

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2003
		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	($2,674)	$127	$3,582	$—	$1,035
Accounts receivable, net	7	64,457	22,309	—	86,773
Inventories	—	58,030	19,440	(59)	77,411
Other current assets	7,319	1,677	1,751	1	10,748

Total current assets	4,652	124,291	47,082	(58)	175,967
Non-current assets:
Property, plant and equipment, net	3,765	247,681	71,766	868	324,080
Goodwill	—	165,933	—	—	165,933
Other non-current assets	15,834	1,378	2,049	1,443	20,704
Intercompany, net	(65,291)	86,241	(24,711)	3,761	—
Investments in subsidiaries	550,411	—	—	(550,411)	—

Total assets	$509,371	$625,524	$96,186	($544,397)	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$58,504	$20,398	($316)	$80,737
Accrued liabilities	27,671	29,041	224	2,606	59,542
Short-term lines of credit	—	—	9,992	—	9,992
Long-term debt due within one year	350	983	2,970	—	4,303

Total current liabilities	30,172	88,528	33,584	2,290	154,574
Non-current liabilities
Long-term debt due after one year	237,000	36,991	5,257	—	279,248
Retirement benefits	84,135	1,174	—	—	85,309
Other non-current liabilities	(4,073)	4,843	3,838	808	5,416

Total non-current liabilities	317,062	43,008	9,095	808	369,973
Shareholders’ equity	162,137	493,988	53,507	(547,495)	162,137

Total liabilities and shareholders’ equity	$509,371	$625,524	$96,186	($544,397)	$686,684

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($4,556)	$4,570	$2,945	$—	$2,959
Cash provided by discontinued operations	—	900	—	—	900

Net cash (used in) provided by operating activities	(4,556)	5,470	2,945	—	3,859
Investing activities:
Additions to property, plant and equipment	(489)	(4,898)	(1,539)	—	(6,926)

Net cash used in investing activities	(489)	(4,898)	(1,539)	—	(6,926)
Financing activities:
Net decrease in lines of credit	(17,000)	—	(1,267)	—	(18,267)
Proceeds from term loan	120,000	—	—	—	120,000
Repayment of term loan and other debts	(300)	(617)	(58)	—	(975)
Funding of restricted cash	(35,690)	—	—	—	(35,690)
Payment of debt issuance costs	(2,422)	—	—	—	(2,422)
Dividends paid	(1,024)	—	—	—	(1,024)
Issuance of common stock	13	—	—	—	13

Net cash provided by (used in) financing activities	63,577	(617)	(1,325)	—	61,635
Effect of exchange rate changes on cash and cash equivalents	—	—	(797)	—	(797)

Net increase (decrease) in cash and cash equivalents	$58,532	($45)	($716)	$—	$57,771

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($6,073)	$3,926	$1,738	$—	($409)
Cash provided by discontinued operations	—	49	—	—	49

Net cash (used in) provided by operating activities	(6,073)	3,975	1,738	—	(360)
Investing activities:
Additions to property, plant and equipment	(142)	(2,432)	(27)	—	(2,601)
Additions to property, plant and equipment by discontinued operations	—	(102)	—	—	(102)

Net cash used in investing activities	(142)	(2,534)	(27)	—	(2,703)
Financing activities:
Net increase in revolving credit facility	8,000	—	—	—	8,000
Net (decrease) increase in other debts	(1,551)	(651)	1,480	—	(722)
Payment of debt issuance costs	(405)	—	—	—	(405)
Dividends paid	(1,020)	—	—	—	(1,020)

Net cash provided by (used in) financing activities	5,024	(651)	1,480	—	5,853
Effect of exchange rate changes on cash and cash equivalents	—	—	(744)	—	(744)

Net (decrease) increase in cash and cash equivalents	($1,191)	$790	$2,447	$—	$2,046

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

9. Environmental and Legal Matters

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

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves to cover estimated future environmental expenditures. Environmental reserves were $6.6 million as of March 31, 2004. These reserves include a $3.1 million cash escrow account acquired as a part of the acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. We currently expect that the clean-up will occur and the account will be settled in 2004. The reserves also include $2.4 million for the closed Radford facility, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia, facilities. We have entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.4 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts that we have accrued.

We are a party to other legal proceedings associated with environmental, employment, commercial, product liability or other matters in the ordinary course of our business. At the present time, we do not believe that any of such proceedings will have a material adverse effect on our results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

10. Retirement Benefits

We maintain six noncontributory defined benefit pension plans for certain U.S. employees. Our policy is to fund amounts as required under applicable laws and regulations. In addition, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents.

The components of net periodic benefit cost are as follows (in thousands of dollars):

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$587	$611	$112	$255
Interest cost	1,558	1,505	608	686
Expected return on plan assets	(1,421)	(1,413)	—	—
Amortization of prior service cost	225	184	(91)	(15)
Amortization of loss (gain)	541	325	38	(52)

Net periodic benefit cost	$1,490	$1,212	$667	$874

We previously disclosed in our 2003 annual report that we expected to contribute $14.9 million to our pension plans in 2004. As of March 31, 2004, $0.4 million of contributions have been made. We presently expect to contribute an additional $15.3 million, for a total of $15.7 million, to fund our pension plans in 2004.

We provide prescription drug benefits to some of our retirees and will, therefore, be affected by the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”), which was enacted on December 8, 2003. The Medicare Reform Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by this Act, and therefore may reduce our postretirement benefit obligations. In accordance with the Position of the Staff of the Financial Accounting Standards Board FAS 106-1, the effects on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost have not been recognized in our financial statements. Specific authoritative guidance on the accounting for the Medicare Reform Act is pending and that guidance, when issued, could require changes in the information reported in our financial statements. Due to the lack of direction regarding the provision of the Medicare Reform Act and the uncertainty associated with the related accounting issues, we are deferring recognition of the effects of the Medicare Reform Act.

11. Income Taxes

Beginning 2004, federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

12. Reporting for Business Segments

We evaluate our financial results in two business segments, the Ferrous Metals segment and the Light Metals segment. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by the management. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations that do not fall within the Ferrous Metals segment or Light Metals segment, and the corporate business unit and its related expenses and eliminations. Selected financial information of the business segments is displayed in the following table:

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
		(in thousands of dollars)
Three-month period ended March 31, 2004:
Net sales	$141,150	$69,496	$—	$210,646

Operating profit (loss)	$3,318	$1,989	($2,540)	$2,767
Interest expense, net	(424)	(22)	(8,756)	(9,202)
Other income, net	394	10	187	591
Income tax expense	(919)	(107)	(271)	(1,297)
Loss from discontinued operations, net of tax	(712)	—	—	(712)

Net loss				($7,853)

As of March 31, 2004:
Total assets	$382,469	$283,871	$126,823	$793,163

Three-month period ended March 31, 2003:
Net sales	$130,141	$62,899	$—	$193,040

Operating profit (loss)	$10,449	$4,043	($1,808)	$12,684
Interest expense, net	(895)	(1,149)	(5,257)	(7,301)
Other (expense) income, net	(281)	—	9	(272)
Income tax (expense) benefit	(3,348)	(1,172)	2,489	(2,031)
Equity interest in a joint venture	260	—	—	260
(Loss) income from discontinued operations, net of tax	(298)	—	110	(188)

Net income				$3,152

As of December 31, 2003:
Total assets	$372,812	$281,396	$32,476	$686,684

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

13. Earnings per Share

(Loss) earnings per share are computed as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(in thousands of dollars,
	except per share data)
Numerator:
Net (loss) income	($7,853)	$3,152

Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	25,595	25,547
Effect of dilutive securities:
Employee stock options and unearned restricted stock	—	129

Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed exercise of options	25,595	25,676

Basic (loss) earnings per share	($0.31)	$0.12

Fully diluted (loss) earnings per share	($0.31)	$0.12

The fully diluted (loss) earnings per share reflect the assumed exercise of stock options and unearned restricted stock.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

14. Derivative Financial Instruments

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

At March 31, 2004, we had outstanding foreign exchange contracts with a notional amount of Euros 12.0 million (approximately $14.6 million) to hedge our European operations. We have designated these contracts as fair value hedges. The market value of such contracts was minimal at March 31, 2004.

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

15. Related Party Transactions

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

On July 1, 2003, our ownership in the Porto Foundry increased from 50% to 75%. Therefore, beginning July 1, 2003, our related party transactions with the Porto Foundry were eliminated from our consolidated financial statements.

The related party transactions with the Porto Foundry are summarized as follows (in thousands of dollars):

Three Months Ended
March 31, 2003
Management fee	$81
Technical support fee	$105
Interest income	$49

There were no other material transactions with, or material balances due to or from, any other related party.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

March 31, 2004 (Unaudited)

16. Subsequent Event

On April 13, 2004, we amended our First Amended and Restated Credit Agreement by entering into a First Amendment to First Amended and Restated Credit Agreement. We also amended our $35.7 million Letter of Credit Facility Agreement by entering into a First Amendment to Letter of Credit Facility Agreement. The purpose of these amendments was primarily to change our financial ratio covenants to make them less restrictive for the six fiscal quarters beginning with the quarter ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risks contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

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

Material Changes in Results of Operations – Three months ended March 31, 2004

Sales for the first quarter of 2004 were $210.6 million, an increase of $17.6 million or 9.1% as compared to sales in the same period in 2003 of $193.0 million. Ferrous Metals segment sales were $141.1 million during the first quarter of 2004 compared to $130.1 million for the same period last year, representing an increase in sales of $11.0 million or 8.5%. Included as part of Ferrous Metals segment sales, European sales during the three months ended March 31, 2004 were $42.5 million, an increase of $15.5 million or 57.4% as compared to European sales of $27.0 million for the same period last year. The overall increase in Ferrous Metals segment sales is mainly attributable to the consolidation of the Porto Foundry’s sales of $9.8 million and favorable foreign currency exchange on other European sales of $4.6 million, partially offset by lower selling price of certain of our products. Light Metals segment sales were $69.5 million during the first quarter of 2004, an increase of $6.6 million or 10.5% compared to $62.9 million for the same period last year. The increase in sales is mainly attributable to the growth of our business in domestic products made with our pressure-counter-pressure casting (PCPC™) process.

Gross profit for the three months ended March 31, 2004 and 2003 was $13.5 million and $21.2 million, respectively. Gross profit as a percentage of sales for the three months ended March 31, 2004 and 2003 was 6.4% and 11.0%, respectively. The decrease in gross profit margin is mainly due to the significant increase in scrap steel cost, and to a lesser extent lower selling price. We continue to be adversely affected by the high cost of scrap steel.

Selling, general and administrative expenses for the three months ended March 31, 2004 and 2003 were 5.1% and 4.4% of sales, respectively. The increase is mainly due to the consolidation of the Porto Foundry’s financial results beginning July 2003 and the new European Engineering Center established in July 2003.

Net interest expense for the first quarter of 2004 was $9.2 million, which was $1.9 million more than the same period last year. The increase was partly due to the write-off of $1.4 million of capitalized debt issuance costs related to our prior bank revolving credit agreement, and partly due to the consolidation of the Porto Foundry’s financial results beginning July 2003.

The effective income tax expense rate was 26.8% and 39.7% for the first quarter of 2004 and 2003, respectively. The income tax expense on our pre-tax loss in the first quarter of 2004 was mainly due to the state tax expense on our domestic operations and the income tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. Federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved. The effective income tax rate in the first quarter of 2003 was higher than the statutory rate because income tax included state taxes.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the first quarter of 2004, net cash provided by operations totaled $3.9 million compared to net cash used by operations of $0.4 million for the same period last year. Depreciation and amortization expense for the three months ended March 31, 2004 and 2003, excluding depreciation expense related to our discontinued operations, was $12.4 million and $12.2 million, respectively. For the three months ended March 31, 2004, after adjusting for the effect of exchange rates, accounts receivable increased by $24.2 million, inventory decreased by $3.3 million, accounts payable increased by $13.3 million, and accrued liabilities increased by $7.5 million. The increase in accounts receivable was a result of higher sales volume in the first quarter of 2004 as compared to the last quarter of 2003 in which sales were lower due to fewer working days. The decrease in inventory and the increase in accounts payable and accrued liabilities was due to our continuous effort to reduce our working capital and optimize our liquidity. During the first three months of 2004, we spent $6.9 million for the purchase of property, plant and equipment. The Company has committed capital not yet spent of $7.3 million as of March 31, 2004. We anticipate that the funds needed for the committed capital spending will come from operations or bank financing.

Cash and cash equivalents at March 31, 2004 were $58.8 million, as compared to $1.0 million at December 31, 2004. This increase in our cash balances resulted from the fact that during the first quarter of 2004 we accumulated cash, which, as of the end of the quarter, had not yet been applied to reduce our borrowings under our revolving credit line. Consequently, our long-term debt at March 31, 2004 was $380.1 million, as compared to long-term borrowings of $279.2 million at December 31, 2003.

On January 8, 2004, we refinanced our then existing revolving credit agreement by entering into a new First Amended and Restated Credit Agreement, which provides for a $90 million revolving credit line and a $120 million term loan. The term loan has quarterly amortization and the principal balance was reduced by $300,000 during the first quarter of 2004. The $90 million revolving credit portion matures on January 8, 2009, and the $120 million term loan has a final maturity date of January 8, 2010. Also on January 8, 2004, we entered into a First Amendment to Letter of Credit Facility Agreement, under which $35.7 million of the proceeds of the term loan are used as collateral for the issuance of a $35.7 million letter of credit. Please refer to Note 7 to our consolidated financial statements, Debt, for further details.

As of March 31, 2004, $69.6 million of the current credit facility was outstanding, consisting of borrowings of $43.0 million and letters of credit of $26.6 million. In addition, as of March 31, 2004, we had outstanding unsecured senior notes of $175 million and other debt of $56.0 million. We had committed and uncommitted bank credit facilities with unused borrowing capacity of $37.2 million as of March 31, 2004.

On April 13, 2004, we entered into a First Amendment to First Amended and Restated Credit Agreement. The purpose of this amendment was to change our financial covenants to make them less restrictive for the six fiscal quarters beginning with the quarter ended March 31, 20004. As of March 31, 2004, we were in compliance with those covenants, as amended, as set forth below.

Financial Covenants	Requirement	Actual
Senior Funded Debt to Consolidated EBITDA	≤ 3.25	2.78
Funded Debt to Consolidated EBITDA	≤ 5.75	5.09
Consolidated EBITDA to Consolidated Interest Expense	≥ 1.75	2.34

These ratios are calculated based on the last twelve months activities. EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States “GAAP”, but is used by our lenders to evaluate our liquidity and operating performance in relation to the financial covenants on a quarterly basis. EBITDA is defined generally as the sum of net income (excluding certain non-cash charges), income taxes, interest expense, and depreciation and amortization. For a complete definition of EBITDA and description of our financial covenants as of March 31, 2004, see our First Amended and Restated Credit Agreement dated January 8, 2004, included as Exhibit 10.18 to our annual report on Form 10-K filed on March 15, 2004, and our First Amendment to First Amended and Restated Credit Agreement dated April 13, 2004, included as Exhibit 10.1 to this report. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with GAAP. It is presented here because it is an important measure in determining our ability to borrow, and, therefore, our liquidity position.

Our borrowing availability at March 31, 2004 was $20.4 million. As discussed below in Item 3, Quantitative and Qualitative Disclosures about Market Risks, we have been affected by the high cost of scrap steel. Continued high costs of this raw material could have a material effect on our profitability, our cash flow and our ability to meet our financial covenants in the future.

Critical Accounting Policies and Use of Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate estimates used in the preparation of our financial statements on a continual basis. Actual results may differ from the estimates. Our critical accounting policies, and our methods and policies used to establish estimates and assumptions, were previously disclosed in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in our annual report on Form 10-K for the year ended December 31, 2003, and have not changed.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our interest expense and current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing which, based on current pricing trends, has been immaterial to us with the exception of energy costs, and costs of aluminum, magnesium, zinc and scrap steel. The cost of scrap steel has increased steadily since early 2002 and represents a risk to our operating results, as discussed further below. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

We continue to be adversely affected by the high cost of scrap steel, which is our primary raw material in our Ferrous Metals segment. Our cost of scrap steel has increased from an average of approximately $160 per ton at the beginning of 2003, and approximately $210 per ton at the end of 2003, to approximately $290 per ton at March 31, 2004. We use approximately 30,000 tons of scrap steel per month in our Ferrous Metals operations worldwide. Therefore, for each $10 increase in scrap steel cost per ton, we experience an increase in cost of raw materials of approximately $3.6 million on an annualized basis, assuming we are unable to recover any cost increases from our customers.

We have contractual arrangements with many of our customers to pass through increases in the cost of scrap steel. However, there is a delay between the time when we experience price increases and the time when we are able to begin charging the relevant customer. This time delay varies by customer, but is generally from 30 days to 180 days. In addition, we are not able to pass through 100% of cost increases in all cases. The actual amount of the total scrap steel price increases that we are able to pass through depends on the amount and timing of the price movements, the base price from which increases are measured, the amount of the increase that is recoverable, and the amount of scrap steel we use on each particular customer program. Notwithstanding our ability to pass through a portion of our cost increases, continued high costs of scrap steel, or further escalation, could have a material negative effect on our profitability and cash flow.

Other than for the continued volatility in the cost of scrap steel, there has been no material change to our exposures to market risk since December 31, 2003.

Item 4 Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Security Exchange Commission reports.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 9, Environmental and Legal Matters, for a description of environmental matters, including environmental matters relating to our Radford, Virginia, facility.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders was held on April 15, 2004. At the meeting, the following matters were submitted to a vote of the stockholders:

(1)	The election of eleven directors to constitute the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
John Doddridge	22,306,160	416,768
John P. Crecine	22,247,545	475,383
Julia D. Darlow	18,230,000	4,492,928
Norman F. Ehlers	22,307,729	415,199
John R. Horne	22,454,979	267,949
Thomas H. Jeffs II	22,454,979	267,949
Charles G. McClure	22,452,519	270,409
Richard A. Nawrocki	22,453,679	269,249
Richard J. Peters	22,312,029	410,899
Pamela E. Rodgers	22,325,824	397,104
Gary F. Ruff	22,393,793	329,135

(2)	The appointment of Ernst & Young as the independent auditors for 2004.

For	Against	Abstain
22,461,114	226,901	34,913

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit
10.1	First Amendment to First Amended and Restated Credit Agreement

10.2	First Amendment to Letter of Credit Facility Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 15, 2004, we filed a current report on Form 8-K containing a press release announcing the financial results for the first quarter of 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation

By:	/s/ Robert E. Belts

Robert E. Belts
Vice President of Finance and
Chief Financial Officer
Date:	May 10, 2004

Exhibit Index

Exhibit
Number	Description of Exhibit
10.1	First Amendment to First Amended and Restated Credit Agreement

10.2	First Amendment to Letter of Credit Facility Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002