Form 10-Q
period 2004-06-30
INTERMET CORP
filed 2004-08-09
CIK 745287

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004, or

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

At July 31, 2004 there were 25,616,266 shares of common stock, $0.10 par value, outstanding.

Part I - Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$217,185	$182,118	$427,831	$375,158
Cost of sales	204,473	164,195	401,629	335,994

Gross profit	12,712	17,923	26,202	39,164
Selling, general and administrative expenses	10,778	7,586	21,501	16,143
Restructuring charge	1,165	—	1,165	—

Operating profit	769	10,337	3,536	23,021
Other expense (income):
Interest expense, net	7,991	7,626	17,193	14,927
Other expense (income), net	146	(111)	(445)	161

	8,137	7,515	16,748	15,088

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(7,368)	2,822	(13,212)	7,933
Income tax benefit (expense)	2,169	(1,260)	872	(3,291)
Equity interest in a joint venture	—	492	—	752

(Loss) income from continuing operations	(5,199)	2,054	(12,340)	5,394
Loss from discontinued operations, net of tax	(1,255)	(8,643)	(1,967)	(8,831)

Net loss	($6,454)	($6,589)	($14,307)	($3,437)

(Loss) earnings per common share:
Basic:
(Loss) earnings from continuing operations	($0.20)	$0.08	($0.48)	$0.21
Loss from discontinued operations, net of tax	(0.05)	(0.34)	(0.08)	(0.34)

Loss per share - basic	($0.25)	($0.26)	($0.56)	($0.13)

Diluted:
(Loss) earnings from continuing operations	($0.20)	$0.08	($0.48)	$0.21
Loss from discontinued operations, net of tax	(0.05)	(0.34)	(0.08)	(0.34)

Loss per share - diluted	($0.25)	($0.26)	($0.56)	(0.13)

Dividends declared per common share	$0.04	$0.04	$0.04	$0.04
Weighted average shares outstanding:
Basic	25,599	25,589	25,597	25,568
Diluted	25,599	25,589	25,597	25,568

See accompanying notes.

INTERMET Corporation
Interim Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(Unaudited)
		(in thousands of dollars)
Net loss	($6,454)	($6,589)	($14,307)	($3,437)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(419)	3,322	(2,803)	625
Interest rate swap fair value adjustment	—	253	—	4,352

	(419)	3,575	(2,803)	4,977

Total comprehensive (loss) income	($6,873)	($3,014)	($17,110)	$1,540

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$9,345	$1,035
Accounts receivable:
Trade, less allowance of $6,405 in 2004 and $6,528 in 2003	96,998	76,218
Other	5,994	10,555

	102,992	86,773
Inventories	74,200	77,411
Other current assets	10,721	10,748

Total current assets	197,258	175,967
Property, plant and equipment, net	308,986	324,080
Goodwill	165,933	165,933
Restricted cash	35,819	—
Other non-current assets	27,825	20,704

Total assets	$735,821	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,273	$80,737
Accrued liabilities	64,482	59,542
Short-term lines of credit	9,192	9,992
Long-term debt due within one year	5,552	4,303

Total current liabilities	157,499	154,574
Non-current liabilities:
Long-term debt due after one year	346,029	279,248
Retirement benefits	84,482	85,309
Other non-current liabilities	4,806	5,416

Total non-current liabilities	435,317	369,973
Shareholders’ equity:
Common stock	2,603	2,601
Capital in excess of par value	57,188	57,165
Retained earnings	93,067	109,428
Accumulated other comprehensive loss	(9,797)	(6,994)
Unearned restricted stock	(56)	(63)

Total shareholders’ equity	143,005	162,137

Total liabilities and shareholders’ equity	$735,821	$686,684

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
	(in thousands of dollars)
OPERATING ACTIVITIES:
(Loss) income from continuing operations	($12,340)	$5,394
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	25,309	24,174
Amortization of debt discount and issuance costs	2,135	1,196
Results of equity investment	—	(752)
Change in operating assets and liabilities:
Accounts receivable	(18,935)	(11,333)
Inventories	2,280	(699)
Accounts payable and current liabilities	4,475	(14,680)
Other assets and liabilities	(8,488)	2,427

Net cash (used in) provided by continuing operating activities	(5,564)	5,727
Net cash provided by (used in) discontinued operations	223	(134)

Net cash (used in) provided by operating activities	(5,341)	5,593
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,547)	(6,329)
Additions to property, plant and equipment by discontinued operations	—	(141)
Proceeds from sale of property, plant and equipment	379	—

Net cash used in investing activities	(12,168)	(6,470)
FINANCING ACTIVITIES:
Net (decrease) increase in lines of credit	(49,424)	6,000
Proceeds from term loan	120,000	—
Repayment of term loan and other debts	(2,661)	(1,226)
Funding of restricted cash	(35,819)	—
Payments of debt issuance costs	(3,359)	(405)
Dividends paid	(2,051)	(2,044)
Issuance of common stock	13	18

Net cash provided by financing activities	26,699	2,343
Effect of exchange rate changes on cash and cash equivalents	(880)	518

Net increase in cash and cash equivalents	8,310	1,984
Cash and cash equivalents at beginning of period	1,035	3,298

Cash and cash equivalents at end of period	$9,345	$5,282

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See our 2003 Annual Report and Form 10-K for complete financial statement and footnotes.

Restricted Cash

In accordance with our credit agreements, beginning January 8, 2004, $35.7 million of cash, and certain interest income on this cash, are used as collateral for a letter of credit which secures $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. If the Company were to retire the bonds, the letter of credit would no longer be required and the restricted cash would be used for bond repayment. See Note 7, Debt, for further information. Restricted cash is excluded from cash and cash equivalents in the accompanying balance sheets.

Stock-Based Compensation

We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair values at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, our pro forma net loss, basic loss per share and diluted loss per share would be as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands of dollars, except per share data)
Net loss, as reported	($6,454)	($6,589)	($14,307)	($3,437)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(267)	(183)	(503)	(629)

Pro forma net loss	($6,721)	($6,772)	($14,810)	($4,066)

Loss per share:
Basic - as reported	($0.25)	($0.26)	($0.56)	($0.13)
Basic - pro forma	($0.26)	($0.26)	($0.58)	($0.16)
Diluted - as reported	($0.25)	($0.26)	($0.56)	($0.13)
Diluted - pro forma	($0.26)	($0.26)	($0.58)	($0.16)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

2. Balance Sheet Details

Inventories:

The components of inventories are as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Finished goods	$20,576	$22,433
Work in process	9,576	8,198
Raw materials	9,397	8,113
Supplies and patterns	34,651	38,667

Total inventories	$74,200	$77,411

Property, Plant and Equipment, Net:

The components of net property, plant and equipment are as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003
Land	$6,601	$6,681
Buildings and improvements	142,546	143,382
Machinery and equipment	523,930	517,846
Construction in progress	26,467	26,443

Property, plant and equipment, at cost	699,544	694,352
Less: Accumulated depreciation and foreign industrial development grants, net of amortization	390,558	370,272

Property, plant and equipment, net	$308,986	$324,080

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

3. Acquisition

On June 25, 2003, we entered into an agreement with Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A., which is located in Porto, Portugal (the “Porto Foundry”). Previously we owned a 50% interest in the Porto Foundry. Under the terms of the agreement, we acquired 25% of the shares for a cash investment of Euros 4.9 million (approximately $5.6 million) on July 1, 2003, increasing our ownership from 50% to 75%. We had a call option to acquire, and Estudos, Servicos e Participacoes, S.A. had a put option to sell, the remaining 25% ownership for an additional cash investment of Euros 4.9 million (approximately $5.9 million at the exchange rate on June 30, 2004) on July 1, 2004. Because of the put option, we consolidate 100% of the financial results of the Porto Foundry beginning in July 2003, and $5.9 million was included in “Accounts payable” in the accompanying balance sheet as of June 30, 2004. On July 1, 2004, we exercised the call option to acquire the remaining 25% ownership of the Porto Foundry which will be paid in six equal installments beginning in July, 2004. See Note 16, Subsequent Event, for further information.

We accounted for the acquisition of the additional shares using the purchase accounting method. The Porto Foundry became a consolidated subsidiary beginning at July 1, 2003 and the results of its operations from July 1, 2003 are included in our consolidated results of operations. Our equity in the net income of the Porto Foundry for the three months and six months ended June 30, 2003 is included in “Equity interest in a joint venture” in the accompanying statements of operations. The pro forma effects of this acquisition are not material to our consolidated results of operations.

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

The results of operations of Frisby are summarized as follows (in thousands of dollars):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Sales	$3,275	$7,092
Cost of sales	3,323	6,734

Gross (loss) profit	(48)	358
Expenses	235	463

Loss before income taxes	(283)	(105)
Income tax benefit	110	42

Loss from discontinued operation, net of tax	($173)	($63)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

4. Discontinued Operations (continued)

Radford

In May 2003, we decided to permanently close our shell-molding plant in Radford, Virginia (the “Radford Foundry”) due to changes in market conditions and production technology, as well as a substantial investment in environmental controls that would have been necessary for continued operation. The Radford Foundry had approximately 41 salaried and 333 hourly employees. The facility was closed, and all the hourly employees and substantially all the salaried employees were terminated, by December 2003. The Radford Foundry is included in the Ferrous Metals segment in Note 12, Reporting for Business Segments.

As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charge included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Accrued liabilities” in the accompanying balance sheet at June 30, 2004. In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. No material additional restructuring charge was recorded in the first six months of 2004.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

4. Discontinued Operations (continued)

	Impairment		Employee	Employee
	of	Write-down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Balance at September 30, 2003	$—	$—	$1,308	$—	$—	$1,308
Additional charge	—	—	138	—	—	138
Reduction of post-retirement obligations	—	—	—	(719)	—	(719)
Noncash credit	—	—	—	719	—	719
Cash payments	—	—	(892)	—	—	(892)

Balance at December 31, 2003	—	—	554	—	—	554
Cash payments	—	—	(252)	—	—	(252)

Balance at March 31, 2004	—	—	302	—	—	302
Additional charge	—	30	—	—	—	30
Noncash charge	—	(30)	—	—	—	(30)
Cash payments	—	—	(156)	—	—	(156)

Balance at June 30, 2004	$—	$—	$146	$—	$—	$146

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	June 30, 2004	December 31, 2003
Accounts receivable	$175	$2,052
Inventory	229	429
Other current assets	—	514
Property, plant and equipment, net	665	673

Total assets	$1,069	$3,668

Accounts payable	$21	$491
Accrued liabilities	1,441	1,611
Retirement benefits	2,199	1,959
Other non-current liabilities	2,338	2,508

Total liabilities	$5,999	$6,569

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

4. Discontinued Operations (continued)

The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sales	($142)	$11,373	$33	$21,620
Cost of sales	1,083	11,707	1,949	22,319

Gross loss	(1,225)	(334)	(1,916)	(699)
Expenses	30	13,320	51	13,425

Loss before income taxes	(1,255)	(13,654)	(1,967)	(14,124)
Income tax benefit	—	5,184	—	5,356

Loss from discontinued operation, net of tax	($1,255)	($8,470)	($1,967)	($8,768)

Corporate interest expense was allocated to Frisby and the Radford Foundry based on the ratio of their net assets to the consolidated net assets of INTERMET plus consolidated debt, excluding the net assets of the European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The total corporate interest expenses allocated to Frisby and the Radford Foundry for the three months and six months ended June 30, 2003 were $193,000 and $372,000, respectively. No corporate interest expense was allocated to the Radford Foundry for the three months and six months ended June 30, 2004.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides that the results of operations of a component of an entity that has been disposed of should be reported as a discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This occurred when Frisby was sold in July 2003 and when the Radford Foundry was closed and abandoned in December 2003. As a result, the results of operations of both Frisby and the Radford Foundry for all periods presented have been reported as discontinued operations in the accompanying statements of operations.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2004 (Unaudited)

5. Havana Plant Closure

In December 2003, we decided to permanently close our casting plant in Havana, Illinois, (the “Havana Foundry”) in order to improve our capacity utilization. The Havana Foundry had approximately 33 salaried and 141 hourly employees. The facility was closed, and substantially all the hourly employees were terminated, in June 2004. The facility is included in the Ferrous Metals segment in Note 12, Reporting for Business Segments. The operating results of the Havana Foundry are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Sales	$5,061	$7,017	$11,406	$14,143

Net (loss) profit	($2,566)	$52	($2,994)	$198

Because of our decision to close the Havana Foundry, we recorded an $8.5 million pre-tax charge during the fourth quarter of 2003. The charge included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values, and $0.5 million for employee severance and related contractually guaranteed benefit costs. During the second quarter of 2004, we recorded a $1.2 million pre-tax charge which was reported as “Restructuring charge” in the accompanying statement of operations. The charge included $1.1 million for facility closure costs and costs of product testing and validation required to transfer production of products to other INTERMET facilities, and $0.1 million for employee separation costs. The accrual for the employee separation costs is included in “Accrued liabilities” in the accompanying balance sheet at June 30, 2004. We expect to incur approximately $0.8 million for additional product testing and facility closure costs in the future.

Activities relating to the restructuring charges and liabilities related to the Havana Foundry closure are as follows (in thousands of dollars):

				Production
	Impairment		Employee	Transfer
	of	Write-down	Termination	and
	fixed assets	of inventory	Benefits	Other Costs	Total
Initial charge in fourth quarter of 2003	$7,342	$677	$462	—	$8,481
Noncash charges	(7,342)	(677)	—	—	(8,019)

Balance at December 31, 2003 and March 31, 2004	—	—	462	—	462
Additional charges	—	—	105	1,060	1,165
Cash payments	—	—	(21)	(1,060)	(1,081)

Balance at June 30, 2004	$—	$—	$546	$—	$546

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

6. Short-term Lines of Credit

Columbus Neunkirchen Foundry GmbH, our wholly owned European subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euros 6.8 million (approximately $8.3 million) at June 30, 2004. There were no outstanding borrowings under these agreements as of June 30, 2004.

At June 30, 2004, the Porto Foundry maintained lines of credit with various institutions for up to Euros 13.7 million (approximately $16.7 million). There was approximately $9.2 million outstanding under these credit lines as of June 30, 2004. Interest accrues at various rates from approximately 3% to 5% on an annual basis and is payable monthly.

7. Debt

Long-term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2004	2003
INTERMET:
Revolving credit facility	$11,000	$60,000
Senior notes	175,000	175,000
Term loan	119,400	—
Domestic subsidiaries:
Industrial development bonds	38,500	39,350
Capitalized leases	737	974
Foreign subsidiaries:
Bank term note	6,299	7,629
Capitalized leases	645	598

Total	351,581	283,551
Less: Long-term debt due within one year	5,552	4,303

Long-term debt due after one year	$346,029	$279,248

As of December 31, 2003, we had a bank revolving credit agreement under which we had a commitment amount of $190.0 million. That revolving credit agreement provided for a maturity date of November 5, 2004 and was secured by all domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. On January 8, 2004, we refinanced that revolving credit agreement by entering into a new First Amended and Restated Credit Agreement, which provides for a $90.0 million revolving credit line and a $120.0 million term loan. The $90.0 million revolving credit portion matures on January 8, 2009, and the $120.0 million term loan has a maturity date of March 31, 2009.

Also on January 8, 2004, we entered into a $35.7 million Letter of Credit Facility Agreement, as well as a Cash Collateral Agreement in the same amount. Under these agreements, $35.7 million of the proceeds from the term loan portion of the First Amended and Restated Credit Agreement, and certain interest income on this amount, are used as collateral for the issuance of a $35.7 million letter of credit. This letter of credit was issued under our prior bank revolving credit agreement and was issued to secure $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. We are required to pay a fee of 0.625% per annum for the Letter of Credit Facility Agreement. The agreement has a maturity date of January 8, 2009.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

7. Debt (continued)

As a result of entering into the First Amended and Restated Credit Agreement and the related agreements described above, we incurred debt issuance costs during the first quarter and second quarter of 2004 of $2.4 million and $1.0 million, respectively. These costs are capitalized and included in “Other non-current assets” in the accompanying balance sheet as of June 30, 2004. In addition, capitalized debt issuance costs of $1.4 million related to our prior bank revolving credit agreement were written off during the first quarter of 2004.

The First Amended and Restated Credit Agreement and the related Letter of Credit Facility Agreement include covenants that, among other things, require us to maintain specified financial ratios and restrict the amount that we can pay in dividends. On April 13, 2004, we amended our First Amended and Restated Credit Agreement by entering into a First Amendment to First Amended and Restated Credit Agreement. We also amended our $35.7 million Letter of Credit Facility Agreement by entering into a First Amendment to Letter of Credit Facility Agreement. The primary purpose of these amendments was to change our financial ratio covenants to make them less restrictive for the six fiscal quarters beginning with the quarter ended March 31, 2004. As of June 30, 2004, we were in compliance with those financial covenants as amended.

Our borrowings under the First Amendment to First Amended and Restated Credit Agreement continue to be secured by all domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. Standby letters of credit reduce the amount that we are able to borrow under this credit facility. At June 30, 2004, such standby letters of credit totaled $26.9 million. The interest rate on the revolving loan is based on our leverage, and as of June 30, 2004 was LIBOR plus 3.75%. We are also required to pay 0.75% per annum on any unused portion of the revolving credit facility. The annual interest rate on the term loan is LIBOR plus 4.25%.

As of June 30, 2004, total borrowings and letter of credit obligations under the $90.0 million revolving credit facility were $37.9 million.

Maturities of long-term debt at June 30, 2004 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending:
June 30, 2005	$5,552
June 30, 2006	5,934
June 30, 2007	8,088
June 30, 2008	15,607
Thereafter	316,400

$351,581

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175.0 million of senior notes, which will mature in 2009. The senior notes are guaranteed by certain of our domestic wholly-owned subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The senior notes are effectively subordinated to the secured debt of the Company (“Parent”). Restrictions contained in the indenture governing the senior notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing of our capital stock, disposal of assets, affiliate transactions, and transfer of assets. As of June 30, 2004, the Parent and the Combined Guarantor Subsidiaries had $167.6 million of secured debt outstanding and $52.1 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the senior notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $16.1 million of debt outstanding as of June 30, 2004.

Presented below is summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries, and the Company on a consolidated basis as of June 30, 2004 and December 31, 2003, and for the three months and six months ended June 30, 2004 and 2003.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$176,350	$44,112	($3,277)	$217,185
Cost of sales	—	169,939	37,811	(3,277)	204,473

Gross profit	—	6,411	6,301	—	12,712
Selling, general and administrative expenses	2,092	5,210	3,476	—	10,778
Restructuring charge	—	1,165	—	—	1,165

Operating (loss) profit	(2,092)	36	2,825	—	769
Other (income) expenses, net:
Interest expense, net	5,335	2,301	355	—	7,991
Other (income) expense, net	(147)	50	243	—	146

(Loss) income from continuing operations before income taxes	(7,280)	(2,315)	2,227	—	(7,368)
Income tax benefit (expense)	2,343	(139)	(35)	—	2,169

(Loss) income from continuing operations	(4,937)	(2,454)	2,192	—	(5,199)
Loss from discontinued operations, net of tax	—	(1,255)	—	—	(1,255)

Net (loss) income	($4,937)	($3,709)	$2,192	$—	($6,454)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$162,386	$25,748	($6,016)	$182,118
Cost of sales	—	147,805	22,406	(6,016)	164,195

Gross profit	—	14,581	3,342	—	17,923
Selling, general and administrative expenses	181	5,588	1,817	—	7,586

Operating (loss) profit	(181)	8,993	1,525	—	10,337
Other (income) expenses, net:
Interest expense (income), net	5,464	2,260	(98)	—	7,626
Other income, net	(31)	(2)	(78)	—	(111)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(5,614)	6,735	1,701	—	2,822
Income tax benefit (expense)	2,154	(2,691)	(723)	—	(1,260)
Equity interest in a joint venture	—	—	492	—	492

(Loss) income from continuing operations	(3,460)	4,044	1,470	—	2,054
Loss from discontinued operations, net of tax	—	(8,643)	—	—	(8,643)

Net (loss) income	($3,460)	($4,599)	$1,470	$—	($6,589)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$347,513	$86,564	($6,246)	$427,831
Cost of sales	—	334,472	73,403	(6,246)	401,629

Gross profit	—	13,041	13,161	—	26,202
Selling, general and administrative expenses	3,595	11,024	6,882	—	21,501
Restructuring charge	—	1,165	—		1,165

Operating (loss) profit	(3,595)	852	6,279	—	3,536
Other (income) expenses, net:
Interest expense, net	11,617	4,790	786	—	17,193
Other income, net	(344)	(94)	(7)	—	(445)

(Loss) income from continuing operations before income taxes	(14,868)	(3,844)	5,500	—	(13,212)
Income tax benefit (expense)	2,072	(324)	(876)	—	872

(Loss) income from continuing operations	(12,796)	(4,168)	4,624	—	(12,340)
Loss from discontinued operations, net of tax	—	(1,967)	—	—	(1,967)

Net (loss) income	($12,796)	($6,135)	$4,624	$—	($14,307)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$333,872	$52,715	($11,429)	$375,158
Cost of sales	—	300,949	46,474	(11,429)	335,994

Gross profit	—	32,923	6,241	—	39,164
Selling, general and administrative expenses	1,497	10,928	3,718	—	16,143

Operating (loss) profit	(1,497)	21,995	2,523	—	23,021
Other (income) expenses, net:
Interest expense (income), net	10,708	4,402	(183)	—	14,927
Other expense (income), net	187	(7)	(19)	—	161

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(12,392)	17,600	2,725	—	7,933
Income tax benefit (expense)	4,537	(6,932)	(896)	—	(3,291)
Equity interest in a joint venture	—	—	752	—	752

(Loss) income from continuing operations	(7,855)	10,668	2,581	—	5,394
Loss from discontinued operations, net of tax	—	(8,831)	—	—	(8,831)

Net (loss) income	($7,855)	$1,837	$2,581	$—	($3,437)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	As of June 30, 2004
		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,892	$204	$7,249	$—	$9,345
Accounts receivable, net	318	71,740	30,934	—	102,992
Inventories	—	52,925	21,334	(59)	74,200
Other current assets	193	2,173	10,586	(2,231)	10,721

Total current assets	2,403	127,042	70,103	(2,290)	197,258
Other assets:
Property, plant and equipment, net	4,247	236,944	66,927	868	308,986
Goodwill	—	165,933	—	—	165,933
Restricted cash	35,819	—	—	—	35,819
Other non-current assets	24,366	2,183	641	635	27,825
Intercompany, net	(60,598)	87,619	(30,782)	3,761	—
Investments in subsidiaries	546,097	—	—	(546,097)	—

Total assets	$552,334	$619,721	$106,889	($543,123)	$735,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,989	$52,408	$22,199	($323)	$78,273
Accrued liabilities	13,983	36,893	13,226	380	64,482
Short-term lines of credit	—	—	9,192	—	9,192
Long-term debt due within one year	1,550	1,177	2,825	—	5,552

Total current liabilities	19,522	90,478	47,442	57	157,499
Non-current liabilities
Long-term debt due after one year	305,850	36,060	4,119	—	346,029
Retirement benefits	83,415	1,067	—	—	84,482
Other non-current liabilities	542	4,264	—	—	4,806

Total non-current liabilities	389,807	41,391	4,119	—	435,317
Shareholders’ equity	143,005	487,852	55,328	(543,180)	143,005

Total liabilities and shareholders’ equity	$552,334	$619,721	$106,889	($543,123)	$735,821

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($23,722)	$9,746	$8,412	$—	($5,564)
Cash provided by discontinued operations	—	223	—	—	223

Net cash (used in) provided by operating activities	(23,722)	9,969	8,412	—	(5,341)
Investing activities:
Additions to property, plant and equipment	(1,196)	(8,884)	(2,467)	—	(12,547)
Proceeds from sale of property, plant and equipment	300	79	—	—	379

Net cash used in investing activities	(896)	(8,805)	(2,467)	—	(12,168)
Financing activities:
Net decrease in lines of credit	(49,000)	—	(424)	—	(49,424)
Proceeds from term loan	120,000	—	—	—	120,000
Repayment of term loan and other debts	(600)	(1,087)	(974)	—	(2,661)
Funding of restricted cash	(35,819)	—	—	—	(35,819)
Payment of debt issuance costs	(3,359)	—	—	—	(3,359)
Dividends paid	(2,051)	—	—	—	(2,051)
Issuance of common stock	13	—	—	—	13

Net cash provided by (used in) financing activities	29,184	(1,087)	(1,398)	—	26,699
Effect of exchange rate changes on cash and cash equivalents	—	—	(880)	—	(880)

Net increase in cash and cash equivalents	$4,566	$77	$3,667	$—	$8,310

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

8. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($2,925)	$8,590	$62	$—	$5,727
Cash used in discontinued operations	—	(134)	—	—	(134)

Net cash (used in) provided by operating activities	(2,925)	8,456	62	—	5,593
Investing activities:
Additions to property, plant and equipment	(547)	(5,386)	(396)	—	(6,329)
Additions to property, plant and equipment by discontinued operations	—	(141)	—	—	(141)

Net cash used in investing activities	(547)	(5,527)	(396)	—	(6,470)
Financing activities:
Net increase in revolving credit facility	6,000	—	—	—	6,000
Net (decrease) increase in other debts	(1,100)	(1,153)	1,027	—	(1,226)
Payment of debt issuance costs	(405)	—	—	—	(405)
Dividends paid	(2,044)	—	—	—	(2,044)
Issuance of common stock	18	—	—	—	18

Net cash provided by (used in) financing activities	2,469	(1,153)	1,027	—	2,343
Effect of exchange rate changes on cash and cash equivalents	—	—	518	—	518

Net (decrease) increase in cash and cash equivalents	($1,003)	$1,776	$1,211	$—	$1,984

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

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

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves to cover estimated future environmental expenditures. Environmental reserves were $6.8 million as of June 30, 2004. These reserves include a $3.1 million cash escrow account acquired as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. We currently expect that the clean-up will occur and the account will be settled in 2004. The reserves also include $2.4 million for the closed Radford Foundry, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford Foundry. We entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.4 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts that we have accrued.

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

10. Retirement Benefits

We maintain six noncontributory defined benefit pension plans for certain of our U.S. employees. Our policy is to fund amounts as required under applicable laws and regulations. In addition, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents.

The components of net periodic benefit cost are as follows (in thousands of dollars):

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$704	$682	$112	$255
Interest cost	1,673	1,592	608	686
Expected return on plan assets	(1,512)	(1,482)	—	—
Amortization of prior service cost	260	193	(91)	(15)
Amortization of loss (gain)	606	380	38	(52)

Net periodic benefit cost	$1,731	$1,365	$667	$874

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,291	$1,293	$224	$509
Interest cost	3,230	3,097	1,216	1,373
Expected return on plan assets	(2,934)	(2,895)	—	—
Amortization of prior service cost	486	377	(182)	(30)
Amortization of loss (gain)	1,148	705	75	(104)

Net periodic benefit cost	$3,221	$2,577	$1,333	$1,748

We previously disclosed in our 2003 annual report that we expected to contribute $14.9 million to our pension plans in 2004. As of June 30, 2004, $2.7 million of contributions have been made. We presently expect to contribute an additional $10.5 million, for a total of $13.2 million, to fund our pension plans in 2004.

We provide prescription drug benefits to some of our retirees and will, therefore, be affected by the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Reform Act”), which was enacted on December 8, 2003. The Medicare Reform Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the Medicare Reform Act, and therefore may reduce our postretirement benefit obligations. In May 2004, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. In accordance with the transition provisions of FAS 106-2, we elected to defer recognition of the effects of the Medicare Reform Act on our postretirement benefit obligation and net periodic postretirement benefit cost in our consolidated financial statements, and we will account for the effects of the Medicare Reform Act in our consolidated financial statements beginning July 1, 2004. We do not expect the effects of adoption to be significant.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

11. Income Taxes

Beginning in 2004, federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.

During the second quarter of 2004, we recorded tax refunds of $2.7 million. These tax refunds were identified after the United States Internal Revenue Service completed their examination of our tax year 2001.

12. Reporting for Business Segments

We evaluate our financial results in two business segments, the Ferrous Metals segment and the Light Metals segment. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by management. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations that do not fall within the Ferrous Metals segment or Light Metals segment, and the corporate business unit and its related expenses and eliminations. Selected financial information of our business segments is displayed in the following table:

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
		(in thousands of dollars)
Three-month period ended June 30, 2004:
Net sales	$145,383	$71,802	$—	$217,185
Operating profit (loss)	$3,276	($358)	($2,149)	$769
Interest expense, net	(347)	(18)	(7,626)	(7,991)
Other (expense) income, net	(282)	(14)	150	(146)
Income tax (expense) benefit	(93)	(81)	2,343	2,169
Loss from discontinued operations, net of tax	(1,255)	—	—	(1,255)

Net loss				($6,454)

Three-month period ended June 30, 2003:
Net sales	$124,140	$57,978	$—	$182,118
Operating profit (loss)	$8,079	$2,869	($611)	$10,337
Interest expense, net	(941)	(1,207)	(5,478)	(7,626)
Other income, net	80	—	31	111
Income tax (expense) benefit	(2,771)	(723)	2,234	(1,260)
Equity interest in a joint venture	492	—	—	492
Loss from discontinued operations, net of tax	(8,470)	—	(173)	(8,643)

Net loss				($6,589)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

12. Reporting for Business Segments (continued)

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
		(in thousands of dollars)
Six-month period ended June 30, 2004:
Net sales	$286,533	$141,298	$—	$427,831
Operating profit (loss)	$6,594	$1,631	($4,689)	$3,536
Interest expense, net	(771)	(40)	(16,382)	(17,193)
Other income (expense), net	112	(4)	337	445
Income tax (expense) benefit	(1,012)	(188)	2,072	872
Loss from discontinued operations, net of tax	(1,967)	—	—	(1,967)

Net loss				($14,307)

As of June 30, 2004:
Total assets	$380,451	$278,933	$76,437	$735,821

Six-month period ended June 30, 2003:
Net sales	$254,281	$120,877	$—	$375,158
Operating profit (loss)	$18,528	$6,912	($2,419)	$23,021
Interest expense, net	(1,836)	(2,356)	(10,735)	(14,927)
Other (expense) income, net	(201)	—	40	(161)
Income tax (expense) benefit	(6,119)	(1,895)	4,723	(3,291)
Equity interest in a joint venture	752	—	—	752
Loss from discontinued operations, net of tax	(8,768)	—	(63)	(8,831)

Net loss				($3,437)

As of December 31, 2003:
Total assets	$372,812	$281,396	$32,476	$686,684

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

13. Loss per Share

Loss per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands of dollars, except per share data)
Numerator:
Net loss	($6,454)	($6,589)	($14,307)	($3,437)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	25,599	25,589	25,597	25,568

Basic loss per share	($0.25)	($0.26)	($0.56)	($0.13)

Fully diluted loss per share	($0.25)	($0.26)	($0.56)	($0.13)

The fully diluted loss per share reflects the assumed exercise of stock options and unearned restricted stock.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

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

At June 30, 2004, we had outstanding foreign exchange contracts with a notional amount of Euros 11.5 million (approximately $14.0 million) to hedge our European operations. We have designated these contracts as fair value hedges. The market value of such contracts was minimal at June 30, 2004.

In addition to the above derivative financial instruments, we have other contracts that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in the fair value reflected in earnings. These contracts are for the purchase of our raw materials and energy purchases.

15. Related Party Transactions

We receive management and technical support fees from the Porto Foundry, our previously 50% owned Portuguese joint venture, for providing administrative service and technical support to them. We also had an outstanding interest-bearing loan to and other receivables from the Porto Foundry, mainly consisting of management and technical support fee receivables and advances made by us to finance the Porto Foundry’s operations. Interest rates on the loan and other receivables ranged from three-month European Interbank Offered Rate (“EURIBOR”) plus 0.8% to three-month EURIBOR plus 1.0%.

On July 1, 2003, our ownership in the Porto Foundry increased from 50% to 75%. Therefore, beginning July 1, 2003, our related party transactions with the Porto Foundry were eliminated from our consolidated financial statements.

The related party transactions with the Porto Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Management fee	$81	$162
Technical support fee	$105	$210
Interest income	$49	$98

There were no other material transactions with, or material balances due to or from, any other related party.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

June 30, 2004 (Unaudited)

16. Subsequent Events

In accordance with an agreement with Estudos, Servicos e Participacoes, S.A. dated June 25, 2003, we exercised a call option to acquire the remaining 25% ownership of Porto Foundry on July 1, 2004 for a consideration of Euros 4.9 million (approximately $5.9 million at the exchange rate on June 30, 2004). The consideration, together with interest accruing at EURIBOR, will be paid in six equal monthly installments beginning July 2004.

On July 15, 2004, our Board of Directors voted to reduce our quarterly dividend payment from $0.04 per share to $0.01 per share, beginning with the dividend payable on October 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risks contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to:

•	General economic conditions, including any downturn in the markets in which we operate

•	The high cost of scrap steel, one of our primary raw materials, and the possibility that scrap steel costs will remain at high levels or continue to increase, which would have a negative effect on our profitability, cash flow, liquidity and ability to borrow

•	Fluctuations in the cost of other raw materials, including the cost of energy, aluminum, zinc, magnesium and alloys, and our ability, if any, to pass those costs on to our customers

•	Our ability to meet the financial covenants set forth in our debt agreements, and our ability to negotiate less restrictive covenants if necessary, all of which have an effect on our continuing ability to borrow and liquidity

•	Fluctuations in automobile and light and heavy truck production which directly affects demand for our products

•	Changes in procurement practices and policies of our customers for automotive components, including the risk of the loss of any of our major customers or the loss of a significant vehicle program

•	Pricing practices of our customers, including continuing demands for price concessions as a condition to retaining current business or obtaining new business, and the negative effect that price concessions have on our profit margins

•	Increases in interest rates that may affect our borrowing costs

•	Deterioration in the market share of any of our major customers

•	Fluctuations in foreign currency exchange rates

•	Work stoppages or other labor disputes that could disrupt production at our facilities or those of our customers

•	Continuing changes in environmental regulations to which we are subject, and the costs we will incur in meeting more stringent regulations

•	Factors or presently unknown circumstances that may result in impairment of our assets, including further write downs of our goodwill

•	Other risks as detailed from time to time in our filings with the Securities and Exchange Commission

We do not intend to update these forward-looking statements.

Material Changes in Results of Operations – Three months ended June 30, 2004

Sales for the second quarter of 2004 were $217.2 million, an increase of $35.1 million or 19.3% as compared to sales in the same period in 2003 of $182.1 million. Ferrous Metals segment sales were $145.4 million during the second quarter of 2004 compared to $124.1 million for the same period last year, representing an increase in sales of $21.3 million or 17.2%. Included as part of Ferrous Metals segment sales, European sales during the three months ended June 30, 2004 were $44.1 million, an increase of $18.4 million or 71.6% as compared to European sales of $25.7 million for the same period last year. The overall increase in Ferrous Metals segment sales is mainly attributable to the consolidation of the Porto Foundry’s sales of $10.6 million during the second quarter of 2004, favorable foreign currency exchange on other European sales of $1.9 million, and incremental growth in the sales volume. Light Metals segment sales were $71.8 million during the second quarter of 2004, an increase of $13.8 million or 23.8% compared to $58.0 million for the same period last year. The increase in sales is mainly attributable to new product launches along with growth of our pressure-counter-pressure casting (PCPCTM) process.

Gross profit for the three months ended June 30, 2004 and 2003 was $12.7 million and $17.9 million, respectively. Gross profit as a percentage of sales for the three months ended June 30, 2004 and 2003 was 5.9% and 9.8%, respectively. The decrease in gross profit margin is mainly due to the significant increase in scrap steel and other raw materials costs, and to a lesser extent lower selling prices of our products. Increases in scrap steel prices have negatively affected our gross margin by approximately $6.6 million for the three months ended June 30, 2004. Our margins were also negatively affected during the second quarter by quality issues at certain plants, which resulted in warranty costs, premium freight and overtime. We continue to be negatively affected by the high cost of scrap steel, which has risen dramatically since 2003. For further discussion on the effects of high scrap steel costs, see Item 3. Quantitative and Qualitative Disclosures about market risks.

Selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 were 5.0% and 4.2% of sales, respectively. The increase is mainly due to the consolidation of the Porto Foundry’s financial results beginning July 2003, the new European Engineering Center established in July 2003, and increased operating expenses including accounting fees and legal and environmental expenses.

A restructuring charge of $1.2 million was incurred for the closure of Havana Foundry during the second quarter of 2004. The charge included costs to transfer the production of Havana Foundry to our other facilities and employee separation costs.

Net interest expense for the second quarter of 2004 was $8.0 million, which was $0.4 million more than the same period last year. The increase was due to the consolidation of the Porto Foundry’s financial results beginning July 2003.

Our effective income tax rate was 29.4% and 44.6% for the second quarter of 2004 and 2003, respectively. The income tax benefit in the second quarter of 2004 was due to the recording of tax refunds of $2.7 million. These tax refunds were identified after the United States Internal Revenue Service completed their examination of our tax year 2001 during the second quarter of 2004. Excluding this amount, income tax expense in the second quarter of 2004 was $0.5 million which was mainly comprised of state tax expense on our domestic operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. Federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved. The effective income tax rate in the second quarter of 2003 was higher than the statutory rate because of state taxes.

Material Changes in Results of Operations – Six months ended June 30, 2004

Sales for the six months ended June 30, 2004 were $427.8 million, an increase of $52.6 million or 14.0% as compared to sales in the same period in 2003 of $375.2 million. Ferrous Metals segment sales were $286.5 million during the six months ended June 30, 2004 compared to $254.3 million for the same period last year, representing an increase in sales of $32.2 million or 12.7%. Included as part of Ferrous Metals segment sales, European sales during the six months ended June 30, 2004 were $86.6 million, an increase of $33.9 million or 64.3% as compared to European sales of $52.7 million for the same period last year. The overall increase in Ferrous Metals segment sales is mainly attributable to the consolidation of the Porto Foundry’s sales of $20.4 million during the six months ended June 30, 2004, favorable foreign currency exchange on other European sales of $6.5 million, and incremental growth in the sales volume of our domestic operations. Light Metals segment sales were $141.3 million during the six months ended June 30, 2004, an increase of $20.4 million or 16.9% compared to $120.9 million for the same period last year. The increase in sales is mainly attributable to new product launches both domestically and in Europe along with sales growth of our PCPCTM process.

Gross profit for the six months ended June 30, 2004 and 2003 was $26.2 million and $39.2 million, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2004 and 2003 was 6.1% and 10.4%, respectively. The decrease in gross profit margin is mainly due to the significant increase in scrap steel and other raw materials costs, and to a lesser extent lower selling prices of our products. Increases in scrap steel prices have negatively affected our gross margin by approximately $14.0 million for the six months ended June 30, 2004. Our margins were also negatively affected by quality issues at certain plants, which resulted in warranty costs, premium freight and overtime. We continue to be negatively affected by the high cost of scrap steel, which has risen dramatically since 2003. For further discussion on the effects of high scrap steel costs, see Item 3. Quantitative and Qualitative Disclosures about market risks.

Selling, general and administrative expenses for the six months ended June 30, 2004 and 2003 were 5.0% and 4.3% of sales, respectively. The increase is mainly due to the consolidation of the Porto Foundry’s financial results beginning July 2003, the new European Engineering Center established in July 2003, and increased operating expenses including accounting fees and legal and environmental expenses.

A restructuring charge of $1.2 million was incurred for the closure of Havana Foundry during the second quarter of 2004. The charge included costs to transfer the production of Havana Foundry to our other facilities and employee separation costs.

Net interest expense for the six months ended June 30, 2004 was $17.2 million, which was $2.3 million more than the same period last year. The increase was due to the write-off of $1.4 million of capitalized debt issuance costs related to our prior bank revolving credit agreement during the first quarter of 2004, amortization of the debt issuance costs incurred during the six months ended June 30, 2004, and the consolidation of the Porto Foundry’s financial results beginning July 2003.

Our effective income tax rate was 6.6% and 41.5% for the six months ended June 30, 2004 and 2003, respectively. The income tax benefit in the six months ended June 30, 2004 was due to the recording of tax refunds of $2.7 million identified after the United States Internal Revenue Service completed their examination of our tax year 2001. Excluding this amount, income tax expense in the six months ended June 30, 2004 was $1.8 million which was mainly comprised of state tax expense on our domestic operations and the income tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. Federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. The effective income tax rate in the six months ended June 30, 2003 was higher than the statutory rate because of state taxes.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the second quarter of 2004, net cash used in operations totaled $5.3 million compared to net cash provided by operations of $5.6 million for the same period last year. Depreciation and amortization expense for the six months ended June 30, 2004 and 2003, excluding depreciation expense related to our discontinued operations, was $25.3 million and $24.1 million, respectively. For the six months ended June 30, 2004, after adjusting for the effect of exchange rates, accounts receivable increased by $18.9 million, inventory decreased by $2.3 million, accounts payable decreased by $1.2 million, and accrued liabilities increased by $5.7 million. The increase in accounts receivable was a result of higher sales volume in the second quarter of 2004 as compared to the last quarter of 2003 in which sales were lower due to fewer working days. The decrease in inventory was due to our effort to reduce our working capital and optimize our liquidity. During the first six months of 2004, we spent $12.5 million for the purchase of property, plant and equipment. The Company has committed capital not yet spent of $7.1 million as of June 30, 2004. We anticipate that the funds needed for the committed capital spending will be provided by operations or bank financing.

Cash and cash equivalents at June 30, 2004 were $9.3 million, as compared to $1.0 million at December 31, 2003. This increase in our cash balances resulted from the fact that the cash receipts of our European operations for a few days before June 30, 2004 had not yet been applied to reduce our borrowings under our lines of credit.

On January 8, 2004, we refinanced our then-existing revolving credit agreement by entering into a new First Amended and Restated Credit Agreement, which provides for a $90.0 million revolving credit line and a $120.0 million term loan. The term loan has quarterly amortization and the principal balance was reduced by $600,000 during the six months ended June 30, 2004. The $90.0 million revolving credit portion matures on January 8, 2009, and the $120.0 million term loan has a final maturity date of March 31, 2009. Also, on January 8, 2004, we entered into a First Amendment to Letter of Credit Facility Agreement, under which $35.7 million of the proceeds of the term loan, and certain interest income on this amount, are used as collateral for the issuance of a $35.7 million letter of credit. For further details on our bank credit agreements, please refer to Note 7 to our consolidated financial statements, Debt, incorporated herein by reference.

In addition, our European subsidiaries have short-term lines of credit in the total amount of Euro 20.5 million, or approximately $25.0 million. For further details on these short-term lines of credit, please refer to Note 6 to our consolidated financial statements, Short-term Lines of Credit, incorporated herein by reference.

High scrap steel prices continue to have a significant negative effect on our profit margins and, consequently, a significant negative effect on the financial ratios that we are required to maintain under our credit agreements. During the first quarter of 2004 we entered into negotiations with our lenders to modify our required financial ratios in order to make them less restrictive. As a result, on April 13, 2004, we entered into a First Amendment to First Amended and Restated Credit Agreement, which amended our financial covenants to make them less restrictive for the six fiscal quarters beginning with the quarter ended March 31, 2004. As of June 30, 2004, we were in compliance with those covenants, as amended, as set forth below. However, continued uncertainty with regard to scrap steel prices, and the possibility that prices will remain at high levels or increase even more, could cause us to be in default of our credit agreements if we are unable to negotiate waivers or further amendments with our lenders.

Financial Covenants	Requirement	Actual
Senior Funded Debt to Consolidated EBITDA	≤ 3.50	2.73
Funded Debt to Consolidated EBITDA	≤ 6.25	5.43
Consolidated EBITDA to Consolidated Interest Expense	≥ 1.65	2.02

Our covenant ratios are calculated based on the last twelve months activities. EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), but is used by our lenders to evaluate our liquidity and operating performance in relation to the financial covenants on a quarterly basis. EBITDA is defined generally as the sum of net income (excluding certain non-cash charges), income taxes, interest expense, and depreciation and amortization. For a complete definition of EBITDA and description of our financial covenants as of June 30, 2004, see our First Amended and Restated Credit Agreement dated January 8, 2004, included as Exhibit 10.18 to our annual report on Form 10-K filed on March 15, 2004, and our First Amendment to First Amended and Restated Credit Agreement dated April 13, 2004, included as Exhibit 10.1 to our quarterly report Form 10-Q filed on May 10, 2004. EBITDA should not be considered a substitute for income from operations, net income, cash flows or other measures of financial performance prepared in accordance with GAAP. It is presented here because it is an important measure in determining our ability to borrow, and, therefore, our liquidity position.

As of June 30, 2004, $37.9 million of our revolving credit facility was outstanding, consisting of borrowings of $11.0 million and letters of credit of $26.9 million. As of June 30, 2004, we had committed and uncommitted bank credit facilities with unused borrowing capacity of $67.9 million, consisting of $52.1 million in borrowing capacity under our revolving credit facility, and $15.8 million in borrowing capacity under our European short-term lines of credit. However, due to financial covenant restrictions, as of June 30, 2004, we would have been able to borrow only $53.2 million of our total unused capacity of $67.9 million.

As discussed above and also in Item 3. Quantitative and Qualitative Disclosures about Market Risks, we have been and continue to be affected by the high cost of scrap steel. Continued high costs of this raw material would likely continue to have a material effect on our profitability and our cash flow. Due to the uncertainty with respect to scrap steel costs, there is no guarantee that we will be able to meet our financial covenants, including the less restrictive covenants applicable to the six fiscal quarters beginning with the quarter ended March 31, 2004, and it may be necessary for us to seek further amendments or waivers from our lenders.

On July 15, 2004, our Board of Directors voted to reduce our quarterly dividend payment from $0.04 per share to $0.01 per share, beginning with the dividend payable on October 1, 2004. This will have the effect of reducing the cash paid out from $4.1 million to $1.0 million on an annual basis.

Critical Accounting Policies and Use of Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate estimates used in the preparation of our financial statements on a continual basis. Actual results may differ from the estimates. Our critical accounting policies, and our methods and policies used to establish estimates and assumptions, were previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in our annual report on Form 10-K for the year ended December 31, 2003, and have not changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our interest expense and current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing, including energy costs, and the costs of scrap steel, aluminum, magnesium and zinc. The cost of scrap steel has increased steadily since early 2002 and represents a risk to our operating results, liquidity and ability to borrow, as discussed further above and below. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry, which is affected by economic conditions and consumer spending. A weakening of the economy represents a risk to our operating results.

We continue to be affected by the high cost of scrap steel, which is the primary raw material used in our Ferrous Metals segment. Our cost of scrap steel has increased from an average of approximately $160 per ton at the beginning of 2003, and approximately $210 per ton at the end of 2003, to more than $250 per ton at June 30, 2004. We use approximately 30,000 tons of scrap steel per month in our Ferrous Metals operations worldwide. Therefore, for each $10 increase in scrap steel cost per ton, we experience an increase in cost of raw materials of approximately $3.6 million on an annualized basis, assuming we are unable to recover any cost increases from our customers.

We have contractual arrangements with many of our customers to pass through some of the increases in the cost of scrap steel. However, there is a delay between the time when we experience price increases and the time when we are able to begin charging the relevant customer. This time delay varies by customer, but is generally from 30 days to 180 days. In addition, we are not able to pass through all of the cost increases in all cases. The actual amount of the total scrap steel price increases that we are able to pass through depends on the amount and timing of the price movements, the base price from which increases are measured, the amount of the increase that is recoverable, and the amount of scrap steel we use on each particular customer program. Notwithstanding our ability to pass through a portion of our cost increases, the high cost of scrap steel has had a material negative effect, and continued high costs of scrap steel, or further escalation of prices, will likely have a material negative effect on our profitability, cash flow, liquidity and ability to borrow.

Other than the continued volatility in the cost of scrap steel, there has been no material change to our exposures to market risk since December 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them and our management to information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic Securities Exchange Commission reports and filings.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Note 9, Environmental and Legal Matters, incorporated herein by reference, for a description of environmental matters, including environmental matters relating to our Radford Foundry.

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

(b) Reports on Form 8-K

On July 15, 2004, we filed a current report on Form 8-K containing a press release announcing the financial results for the second quarter of 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation
By:	/s/ Robert E. Belts

Robert E. Belts Vice President of Finance and Chief Financial Officer

Date: August 9, 2004

Exhibit Index

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxely Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxely Act of 2002