Form 10-Q
period 2004-09-30
INTERMET CORP
filed 2004-11-09
CIK 745287

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File No. 0-13787

INTERMET Corporation

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1563873 (IRS Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan (Address of principal executive offices)	48098-2683 (Zip code)

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

At October 31, 2004 there were 25,665,257 shares of common stock, $0.10 par value, outstanding.

Part II — Other Information

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The word “believes” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance but instead involve various risks and uncertainties. INTERMET’s actual results may differ materially from those suggested by its forward-looking statements due to factors such as: the economic cost, management distraction and lost business opportunities associated with bankruptcy proceedings; INTERMET’s ability to consummate its anticipated DIP financing; the high cost of scrap steel and the possibility that scrap steel costs will remain at high levels or continue to increase, which would have further negative effects on INTERMET’s profitability, cash flow, liquidity and ability to borrow; fluctuations in the cost of other raw materials, including the cost of energy, aluminum, zinc, magnesium and alloys, and INTERMET’s ability, if any, to pass those costs on to its customers; pricing practices of INTERMET’s customers, including changes in their payment terms resulting from the discontinuation of early payment programs and continuing demands for price concessions as a condition to retaining current business or obtaining new business, and the negative effect that price concessions have on profit margins; changes in procurement practices and policies of INTERMET’s customers for automotive components, including the risk of the loss of major customers or the loss of current or prospective vehicle programs as a result of INTERMET’s financial condition and prospects (or otherwise); possible inability to close unprofitable plants or to transfer work from one plant to another because of the related costs or customer requirements; general economic conditions, including any downturn in the markets in which INTERMET operates; fluctuations in automobile and light and heavy truck production, which directly affect demand for INTERMET’s products; deterioration in the market share of any of INTERMET’s major customers; fluctuations in foreign currency exchange rates; work stoppages or other labor disputes that could disrupt production at INTERMET’s facilities or those of its customers; continuing changes in environmental regulations to which INTERMET is subject, and the costs INTERMET will incur in meeting more stringent regulations; factors or presently unknown circumstances that may result in impairment of INTERMET’s assets, including further write-downs of its goodwill; and other risks as detailed from time to time in INTERMET’s periodic SEC reports.

Item 1. Legal Proceedings

On September 29, 2004, we and 17 of our domestic subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the Eastern District of Michigan seeking relief under chapter 11 of the United States Bankruptcy Code. Along with our subsidiaries that filed for chapter 11 protection, we are continuing to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

Following is a list of each debtor and the case numbers assigned to each. The cases have been assigned to the Honorable Marci McIvor and are being jointly administered. The case number of the main case, which should be referred to for all docket entries in the cases, is 04-67597.

Name of Debtor	Case Number
INTERMET Corporation	04-67597
Alexander City Casting Company, Inc.	04-67599
Cast-Matic Corporation	04-67605
Columbus Foundry, L.P.	04-67609
Diversified Diemakers, Inc.	04-67612
Ganton Technologies, Inc.	04-67600
Intermet Holding Company	04-67601
Intermet Illinois, Inc.	04-67604
Intermet International, Inc.	04-67607
Intermet U.S. Holding, Inc.	04-67598
Ironton Iron, Inc.	04-67603
Lynchburg Foundry Company	04-67606
Northern Castings Corporation	04-67608
Sudbury, Inc.	04-67613
SUDM, Inc.	04-67602
Tool Products, Inc.	04-67610
Wagner Castings Company	04-67614
Wagner Havana, Inc.	04-67611

On October 1, 2004, the Bankruptcy Court approved several “first-day” motions in connection with our chapter 11 cases. Specifically, the Bankruptcy Court entered an order approving our continued use of cash collateral until the earlier of our entry into a debtor in possession (DIP) financing or October 15, 2004. The Bankruptcy Court also entered an order permitting us to pay pre-petition employee wages, salaries and benefits during our restructuring under chapter 11.

On October 14, 2004, as we continued negotiations for a DIP credit facility, our pre-petition lenders agreed to permit our continued use of cash collateral pending the availability of a DIP facility. Our use of cash collateral under this agreement extended through October 22, 2004.

On October 22, 2004, we, along with certain of our subsidiaries, entered into a DIP Credit Agreement (the “DIP Facility”) with a group of lenders (the “Lenders”), Deutsche Bank Trust Company Americas (“Deutsche Bank”), as collateral agent for the Lenders and as co-agent, and The Bank of Nova Scotia (“Scotia Capital”) as administrative agent for Lenders. The DIP Facility has a stated maturity date (unless earlier accelerated) of October 21, 2005.

The DIP Facility received final approval from the Bankruptcy Court on November 5, 2004, subject to rights of appeal; however, under the terms of the DIP Facility, our borrowing is currently limited to $20.0 million, subject to a budget and other restrictions. The $20.0 million of availability under the DIP Facility is available to us through the end of the year, and will continue to be available to us after December 31, 2004 if we have entered into agreements satisfactory to Deutsche Bank and Scotia Capital with customers representing 75% of our gross sales. The remaining $40.0 million of availability under the DIP Facility is subject to: final approval by the Bankruptcy Court; no material adverse change in the business or condition of us and our subsidiaries, taken as a whole; approval by Deutsche Bank and Scotia Capital of an updated budget; minimum availability of $25.0 million under the borrowing base; execution of agreements with our customers as described above; and completion of collateral documents and other closing deliveries.

Due to the filing of voluntary petitions under chapter 11, proceedings filed against us and our subsidiaries that also filed chapter 11 petitions will generally be stayed during the pendency of the reorganization.

We previously reported our investigative activities undertaken pursuant to a consent order dated March 14, 2002 with the U.S. Environmental Protection Agency. See our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2004, filed on August 9, 2004.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2003.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.     Defaults upon Senior Securities

Our chapter 11 bankruptcy filing on September 29, 2004, was a default under our First Amended and Restated Credit Agreement dated January 8, 2004, as amended by the First Amendment to First Amended and Restated Credit Agreement dated as of April 13, 2004 (together, the “Credit Agreement”), among us, lenders who are parties to the Credit Agreement from time to time and the Bank of Nova Scotia, both as lender as administrative and collateral agent for the lender group. As a result of this default, the commitments under the Credit Agreement have terminated and all borrowings, together with accrued interest, and all other amounts owed by us, including all amounts under outstanding letters of credit issued pursuant to the Credit Agreement, became due and payable. On October 31, 2004, principal, outstanding letters of credit issued pursuant to the Credit Agreement and interest in the amount of approximately $188.8 million was owed by us under the Credit Agreement.

Our chapter 11 bankruptcy filing also was a default under (i) our Letter of Credit Facility Agreement dated January 8, 2004 (the “L/C Facility Agreement”), among us, lenders who are parties to the L/C Facility Agreement from time to time and The Bank of Nova Scotia as Administrative Agent and Issuer and (ii) the Master Indenture of Trust dated as of December 1, 1999 and related documentation governing certain Industrial Revenue Bonds (the “Georgia IRB Bonds”) issued by the Development Authority of Columbus, Georgia (the “Georgia IRB Agreements”). As a result of these defaults, the trustee for the Georgia IRB Bonds was entitled to and, on October  29, 2004, did draw on the L/C Facility Agreement in the amount of approximately $35.1 million. Our obligations under the L/C Facility Agreement include the amount drawn by the trustee and related costs and expenses, which are, we believe, fully secured by a cash collateral account containing approximately $36.0 million.

Our chapter 11 bankruptcy filing also was a default under our indenture dated as of June 13, 2002 among us, certain of our domestic subsidiaries and U.S. Bank National Association, as trustee. The indenture governs the $175 million aggregate principal amount of our 9-3/4% Senior Notes Due 2009. As a result of the default, the principal amount of the notes plus accrued and unpaid interest became immediately due and payable. On October 31, 2004, we owed approximately $181.4 million of principal and interest under the notes.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)             Exhibits

None.

(b)             Reports on Form 8-K

          On July 15, 2004, we filed a current report on Form 8-K containing a press release announcing the financial results for the second quarter of 2004.

          On September 20, 2004, we filed a current report on Form 8-K containing a press release announcing our projected third quarter loss and projected covenant default at the end of the third quarter.

          On September 24, 2004, we filed a current report on Form 8-K disclosing our adoption of an Employee Retention Plan.

          On October 5, 2004, we filed a current report on Form 8-K disclosing our chapter 11 filing and the resultant acceleration of debt under our credit agreement and outstanding notes.

          On October 7, 2004, we filed a current report on Form 8-K disclosing the delisting of our shares of common stock from The NASDAQ Stock Market.

          On October 15, 2004, we filed a current report on Form 8-K disclosing our plan to close our Columbus Machining Plant in Columbus, Georgia.

          On October 28, 2004, we filed a current report on Form 8-K disclosing our execution of a Debtor in Possession Credit Agreement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation
By:	/s/ Robert E. Belts
Robert E. Belts
Vice President of Finance and Chief Financial Officer
Date:	November 9, 2004