Form 10-Q/A
period 2004-09-30
INTERMET CORP
filed 2005-06-24
CIK 745287

The following items were the subject of a Form
12b-25 and are included herein:
Part I, Item 1
Part I, Item 2
Part I, Item 3
Part I, Item 4
Information required by Part II of Form 10-Q was
previously filed on our Quarterly Report on Form 10-Q
for the period ended September 30, 2004 filed
November 9, 2004. That information is superceded
by the Part II information included in this report.

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

At May 31, 2005 there were 25,665,257 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information

Item 1. Financial Statements

INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$197,713	$172,700	$625,544	$547,858
Cost of sales	202,057	157,971	603,686	493,965

Gross (loss) profit	(4,344)	14,729	21,858	53,893
Selling, general and administrative expenses	12,228	9,483	33,729	25,626
Reorganization charges	5,970	—	5,970	—
Goodwill impairment charge	165,933	—	165,933	—
Restructuring and impairment charges	26,931	—	28,096	—

Operating (loss) profit	(215,406)	5,246	(211,870)	28,267

Other expense:
Interest expense, net	7,858	7,719	25,051	22,646
Other expense (income), net	38	(1,475)	(407)	(1,314)

	7,896	6,244	24,644	21,332

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(223,302)	(998)	(236,514)	6,935
Income tax (expense) benefit	(1,067)	293	(195)	(2,997)
Equity interest in a joint venture	—	—	—	752

(Loss) income from continuing operations	(224,369)	(705)	(236,709)	4,690
(Loss) income from discontinued operations, net of tax	(677)	655	(2,644)	(8,177)

Net loss	($225,046)	($50)	($239,353)	($3,487)

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	($8.76)	($0.03)	($9.25)	$0.18
(Loss) income from discontinued operations, net of tax	(0.03)	0.03	(0.10)	(0.32)

Net loss per share – basic	($8.79)	$—	($9.35)	($0.14)

Diluted:
(Loss) income from continuing operations	($8.76)	($0.03)	($9.25)	$0.18
(Loss) income from discontinued operations, net of tax	(0.03)	0.03	(0.10)	(0.32)

Net loss per share – diluted	($8.79)	$—	($9.35)	(0.14)

Dividends declared per common share	$0.00	$0.04	$0.08	$0.12

Weighted average shares outstanding:
Basic	25,614	25,591	25,603	25,576
Diluted	25,614	25,725	25,603	25,576

See accompanying notes.

INTERMET Corporation
Interim Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(Unaudited)
		(in thousands of dollars)
Net loss	($225,046)	($50)	($239,353)	($3,487)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,694	(426)	(1,109)	3,926
Interest rate swap fair value adjustment	—	608	—	1,233

	1,694	182	(1,109)	5,159

Total comprehensive (loss) income	($223,352)	$132	($240,462)	$1,672

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$25,663	$1,035
Restricted cash	35,885	—
Accounts receivable:
Trade, less allowance of $7,314 in 2004 and $6,528 in 2003	99,771	76,218
Other	6,989	10,555

	106,760	86,773

Inventories	71,634	77,411
Other current assets	8,388	10,748

Total current assets	248,330	175,967

Property, plant and equipment, net	278,719	324,080
Goodwill	—	165,933
Other non-current assets	23,250	20,704

Total assets	$550,299	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,477	$80,737
Accrued liabilities	56,567	59,542
Current portion of retirement benefits	11,855	14,542
Short-term lines of credit	10,424	9,992
Long-term debt due within one year	200,588	4,303

Total current liabilities	302,911	169,116

Liabilities subject to compromise	252,686	—

Non-current liabilities:
Long-term debt due after one year	3,811	279,248
Retirement benefits	67,099	70,767
Other non-current liabilities	4,438	5,416

Total non-current liabilities	75,348	355,431

Shareholders’ equity (deficit):
Common stock	2,606	2,601
Capital in excess of par value	57,276	57,165
Retained earnings (deficit)	(132,234)	109,428
Accumulated other comprehensive loss	(8,103)	(6,994)
Unearned restricted stock	(191)	(63)

Total shareholders’ equity (deficit)	(80,646)	162,137

Total liabilities and shareholders’ equity (deficit)	$550,299	$686,684

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)
	(in thousands of dollars)
OPERATING ACTIVITIES:
(Loss) income from continuing operations	($236,709)	$4,690
Adjustments to reconcile (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	37,224	34,262
Amortization of debt discount and issuance costs	6,536	1,496
Restructuring and impairment charges	28,096	—
Goodwill impairment charge	165,933	—
Results of equity investment	—	(752)
Gain on disposal of property, plant and equipment	(120)	—
Change in operating assets and liabilities:
Accounts receivable	(22,385)	(4,082)
Inventories	5,147	(1,828)
Accounts payable and current liabilities	20,723	(14,651)
Other assets and liabilities	(13,990)	(2,663)

Net cash (used in) provided by continuing operating activities	(9,545)	16,472
Net cash (used in) provided by discontinued operations	(354)	5,609

Net cash (used in) provided by operating activities	(9,899)	22,081

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(19,047)	(11,467)
Additions to property, plant and equipment by discontinued operations	—	(145)
Purchase of shares of a subsidiary	(2,984)	(5,571)
Proceeds from sale of assets of a subsidiary	—	3,925
Proceeds from sale of property, plant and equipment	679	1,700

Net cash used in investing activities	(21,352)	(11,558)

FINANCING ACTIVITIES:
Net decrease in lines of credit	(18,393)	(1,000)
Proceeds from term loan	120,000	—
Repayment of term loan and other debts	(3,008)	(4,085)
Funding of restricted cash	(35,885)	—
Payments of debt issuance costs	(3,359)	(405)
Dividends paid	(3,078)	(3,072)
Issuance of common stock	16	12

Net cash provided by (used in) financing activities	56,293	(8,550)

Effect of exchange rate changes on cash and cash equivalents	(414)	(283)

Net increase in cash and cash equivalents	24,628	1,690
Cash and cash equivalents at beginning of period	1,035	3,298

Cash and cash equivalents at end of period	$25,663	$4,988

See accompanying notes.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See our 2003 Annual Report and our Annual Report on Form 10-K for the year ended December 31, 2003 for complete financial statement and footnotes.

On September 29, 2004, INTERMET Corporation and 17 of its wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597). We have continued to operate our U.S. businesses as debtors-in-possession under Bankruptcy Court protection from creditors. See additional discussion in Note 3, Voluntary Reorganization Under Chapter 11 and Administration.

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) using a going concern assumption. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or change of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern. However, we expect to propose a plan of reorganization to the Bankruptcy Court by June 27, 2005. When filed, the plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. The plan of reorganization may result in, among other things, significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court. Further, the plan of reorganization could materially change the amounts and classifications in our historical consolidated financial statements. While operating the businesses as debtors-in-possession, we and our subsidiaries may dispose of assets or settle liabilities for amounts materially different from those in the accompanying consolidated financial statements. The appropriateness of using a going concern assumption in the preparation of the accompanying consolidated financial statements is dependent upon, among other things, our ability to comply with the covenants of our secured debtor-in-possession revolving credit facility and our ability to generate cash from operations.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

1. Basis of Presentation (continued)

Restricted Cash

In accordance with a letter of credit facility agreement and cash collateral agreement dated January 8, 2004, $35.7 million of cash, and certain interest income on this cash, were used as collateral for $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. See Note 9, Debt, for further information. Restricted cash is excluded from cash and cash equivalents in the accompanying balance sheets. On October 29, 2004 the bonds were paid in full with the restricted cash and the letter of credit terminated.

Stock-Based Compensation

We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair values at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”, our pro forma net loss, basic loss per share and diluted loss per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands of dollars, except per share data)
Net loss, as reported	($225,046)	($50)	($239,353)	($3,487)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(203)	(214)	(745)	(847)

Pro forma net loss	($225,249)	($264)	($240,098)	($4,334)

Loss per share:
Basic - as reported	($8.79)	$—	($9.35)	($0.14)
Basic - pro forma	($8.80)	($0.01)	($9.38)	($0.17)
Diluted - as reported	($8.79)	$—	($9.35)	($0.14)
Diluted - pro forma	($8.80)	($0.01)	($9.38)	($0.17)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

2. Balance Sheet Details

Inventories

The components of inventories are as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Finished goods	$21,508	$22,433
Work in process	9,628	8,198
Raw materials	9,291	8,113
Supplies and patterns	31,207	38,667

Total inventories	$71,634	$77,411

Property, Plant and Equipment, Net

The components of net property, plant and equipment are as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Land	$6,650	$6,681
Buildings and improvements	139,424	143,382
Machinery and equipment	528,337	517,846
Construction in progress	28,661	26,443

Property, plant and equipment, at cost	703,072	694,352
Less: Accumulated depreciation	424,353	370,272

Property, plant and equipment, net	$278,719	$324,080

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

3. Voluntary Reorganization under Chapter 11 and Administration

On September 29, 2004, INTERMET and 17 of its wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597).

INTERMET’s subsidiaries for which bankruptcy petitions were filed are Alexander City Casting Company, Inc., Cast-Matic Corporation, Columbus Foundry, L.P., Diversified Diemakers, Inc., Ganton Technologies, Inc., INTERMET Holding Company, INTERMET Illinois, Inc., INTERMET International, Inc., INTERMET U.S. Holding, Inc., Ironton Iron, Inc., Lynchburg Foundry Company, Northern Castings Corporation, Sudbury, Inc., SUDM, Inc., Tool Products, Inc., Wagner Castings Company and Wagner Havana, Inc., all of which, together with INTERMET, are currently operating as debtors and debtors-in-possession. Other INTERMET subsidiaries, including foreign subsidiaries, are not parties to the Chapter 11 proceedings and are operating in the normal course.

Our bankruptcy proceedings were initiated primarily in response to substantial and unprecedented increases in the cost of raw materials, especially scrap steel. The price of scrap steel, which is our primary raw material, increased from approximately $160 per net ton at the beginning of 2003, to approximately $210 per net ton at the end of 2003, and to approximately $380 per net ton at September 30, 2004. This included record increases of $85 per gross ton ($75 per net ton) and $65 per gross ton ($58 per net ton) in July and August of 2004, respectively. Because of pre-existing contractual pricing terms with most of our customers, we were limited in our ability to pass these cost increases to our customers. At the same time, some of our largest trade creditors began to tighten or eliminate credit terms, which increased our working capital requirements. We also experienced operational difficulties at our Pulaski, Tennessee and Racine, Wisconsin light-metals plants.

These financial and operational difficulties impaired our ability to continue to draw on our pre-petition revolving credit facility. In an effort to avoid anticipated defaults under our loan covenants, which would have occurred as of September 30, 2004, we entered into discussions with the agent for our pre-petition lenders, seeking waivers of certain conditions contained in the pre-petition credit facility. We were unable to obtain waivers on acceptable terms and, consequently, the Chapter 11 cases were filed on September 29, 2004.

We have continued to operate our U.S. businesses as debtors-in-possession under bankruptcy court protection from creditors. We continue to review all aspects of our business for opportunities to improve performance, while seeking to restructure our secured and unsecured debt, rationalize our facilities and cost structure and effect a customer strategy focused on scrap steel cost recovery and other commercial and financial issues.

Liabilities Subject to Compromise

Liabilities subject to compromise refers to liabilities of the debtors incurred prior to September 29, 2004, and represent the estimates of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future proceedings. Payment terms for these claims will be established in connection with the bankruptcy proceedings.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

3. Voluntary Reorganization Under Chapter 11 and Administration (continued)

The amounts of the various liabilities that are subject to compromise are set forth below (in thousands of dollars):

September 30,
2004
Senior notes payable	$177,000
Accounts payable	64,838
Accrued payroll and benefits	903
Interest payable	5,000
Other accrued liabilities	4,945

Subtotal	252,686
Intercompany Payables to Affiliates	178,387

Total liabilities subject to compromise	$431,073

Debtors’ Financial Statements

The condensed consolidated financial statements of the debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor companies, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

3. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Statements of Operations
(in thousands of dollars)

Nine Months
Ended
September 30,
2004
Net sales	$498,113
Cost of sales	493,508

Gross profit	4,605

Operating expenses:
Selling, general and administrative	23,843
Management fee income from non-Debtors	(608)
Reorganization charges	5,970
Goodwill impairment charge	164,671
Restructuring and impairment charges	28,096

Total operating expenses	221,972

Operating loss	(217,367)

Other expenses (income):
Interest expense, net	25,505
Other income, net	(405)

Net total other expenses	25,100

Loss from continuing operations before income taxes and equity income of non-Debtor subsidiaries	(242,467)
Income tax benefit	1,298

Loss from continuing operations before equity loss of non-Debtor subsidiaries	(241,169)
Equity income from continuing operations of non-Debtor subsidiaries	4,460

Loss from continuing operations	(236,709)
Loss from discontinued operations, net of tax	(2,644)

Net loss	$(239,353)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

3. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Balance Sheet
(in thousands of dollars)

As of
September 30,
2004
ASSETS
Current assets:
Cash and cash equivalents	$13,931
Restricted cash	35,885
Accounts receivable, net	75,292
Accounts receivable, non-Debtors	68,284
Inventories	48,501
Other current assets	7,817

Total current assets	249,710

Property, plant and equipment, net	208,673
Investment in non-Debtors	57,722
Loan receivable from non-Debtors	139,894
Deferred income tax assets	3,985
Other noncurrent assets	18,241

Total noncurrent assets	428,515

Total assets	$678,225

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,238
Accounts payable, non-Debtors	21
Accrued payroll and benefits	22,970
Other accrued liabilities	32,561
Short-term lines of credit	—
Long-term debt due within one year	197,510

Total current liabilities	256,300

Liabilities subject to compromise	431,073

Noncurrent liabilities:
Long-term debt due after one year	5
Retirement benefits	67,099
Other noncurrent liabilities	4,394

Total noncurrent liabilities	71,498

Shareholders’ equity (deficit)	(80,646)

Total liabilities and shareholders’ equity (deficit)	$678,225

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

3. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)

Nine Months
Ended
September 30,
2004
Cash (used in) provided by operating activities	$(24,839)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,580)
Proceeds from sale of property, plant and equipment	679

Cash used in investing activities	(15,901)

FINANCING ACTIVITIES:
Net decrease in revolving credit facility	(19,000)
Proceeds from term loan	120,000
Funding of restricted cash	(35,885)
Repayments of other debts	(1,509)
Payments of debt issuance costs	(3,359)
Issuance of common stock	16
Dividends paid	(3,078)

Cash provided by financing activities	57,185

Effect of foreign currency exchange rate changes	—

Net increase in cash and cash equivalents	16,445
Cash and cash equivalents at beginning of year	(2,514)

Cash and cash equivalents at end of year	$13,931

4. Acquisition

On June 25, 2003, we entered into an agreement with Melfina - Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“Porto Foundry”), which is located in Porto, Portugal. Previously we owned a 50% interest in the Porto Foundry. The Porto Foundry is a caster of various ductile-iron automotive components. Under the terms of the agreement, we acquired an additional 25% of the Porto Foundry’s shares for a cash investment of Euro 4.9 million (approximately $5.6 million) on July 1, 2003, increasing our ownership from 50% to 75%. We had a call option to acquire, and Melfina - Estudos, Servicos e Participacoes, S.A. had a put option, requiring us to buy the remaining 25% ownership for an additional cash investment of Euro 4.9 million (approximately $6.2 million based on the exchange rate on December 31, 2003) on July 1, 2004. Because of the put option, we recorded $6.0 million, the net present value of the $6.2 million future cash investment, as “Accounts payable” in the accompanying balance sheet as of December 31, 2003.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

4. Acquisition (continued)

On July 1, 2004, we exercised the call option to acquire the remaining 25% ownership of the Porto Foundry. The purchase price of approximately Euro 4.9 million (approximately $6.2 million at the exchange rates at the time of the payments) together with interest accruing at European Interbank Offered Rate (“EURIBOR”) was paid in six equal monthly installments beginning July 2004.

We accounted for the acquisition of additional shares using the purchase accounting method. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition. As the Porto Foundry became our consolidated subsidiary at July 1, 2003, the results of its operations from that date are included in our consolidated results of operations. Our equity in the net income of the Porto Foundry for the period before July 1, 2003 is included in “Equity interest in a joint venture” in the accompanying statements of operations. The pro forma effects of this acquisition are not material to our consolidated results of operations.

5. Discontinued Operations

Frisby

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid in full by July 31, 2008. This transaction resulted in a loss on sale of $0.1 million, net of taxes. Frisby was a non-core operation and is included in our Corporate and Other segment in Note 14, Reporting for Business Segments.

The results of operations of Frisby are summarized as follows (in thousands of dollars):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Sales	$915	$8,007
Cost of sales	881	7,615

Gross profit	34	392
Expenses	63	526

Loss before income taxes	(29)	(134)
Income tax benefit	11	53

Loss from discontinued operation, net of tax	($18)	($81)

Radford

In May 2003, we decided to close our facility in Radford, Virginia due to changes in market conditions and production technology, as well as the fact that substantial investment in environmental controls would have been necessary for continued operation of this facility. The Radford facility manufactured gray-iron and ductile-iron components for the automotive industry and had approximately 41 salaried and 333 hourly employees. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

5. Discontinued Operations (continued)

As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charge included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Accrued liabilities” in the accompanying balance sheet at September 30, 2004. No material additional restructuring charge was recorded in the first nine months of 2004.

In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. By December 2003, the Radford Foundry was closed and substantially all of the employees were terminated. At September 30, 2004, we had $2.3 million accrued for environmental remediation at the Radford Foundry. See additional discussion in Note 11, Commitments and Contingencies. The after-tax results of operations of the Radford Foundry for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

Activities relating to the restructuring charges and liabilities arising from to the Radford Foundry closure are as follows (in thousands of dollars):

	Impairment	Write-	Employee	Employee
	of	down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Additional charge	—	—	138	—	—	138
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)
Reduction of post-retirement obligations	—	—	—	(1,997)	—	(1,997)
Noncash credit	—	—	—	1,997	—	1,997
Cash payments	—	—	(920)	—	(50)	(970)

Balance at December 31, 2003	—	—	554	—	—	554
Additional charge	—	120	—	—	—	120
Noncash charge	—	(120)	—	—	—	(120)
Cash payments	—	—	(467)	—	—	(467)

Balance at September 30, 2004	$—	$—	$87	$—	$—	$87

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

5. Discontinued Operations (continued)

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003
Accounts receivable	$44	$2,052
Inventory	139	429
Other current assets	—	514
Property, plant and equipment, net	561	673

Total assets	$744	$3,668

Accounts payable	$5	$491
Accrued liabilities	1,115	1,611
Retirement benefits	2,319	1,959
Other non-current liabilities	2,299	2,508

Total liabilities	$5,738	$6,569

The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Sales	($14)	$9,354	$19	$30,974
Cost of sales	663	9,361	2,612	31,680

Gross loss	(677)	(7)	(2,593)	(706)
Expenses	—	71	51	13,496

Loss before income taxes	(677)	(78)	(2,644)	(14,202)
Income tax benefit	—	100	—	5,356

(Loss) income from discontinued operation, net of tax	($677)	$22	($2,644)	($8,846)

Corporate interest expense was allocated to Frisby and the Radford Foundry based on the ratio of their net assets to our consolidated net assets plus consolidated debt, excluding the net assets of our European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The total corporate interest expense allocated to Frisby and the Radford Foundry for the three months and nine months ended September 30, 2003 was $71,000 and $443,000, respectively. No corporate interest expense was allocated to Frisby or Radford Foundry for the three months and nine months ended September 30, 2004.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

5. Discontinued Operations (continued)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the results of operations of a component of an entity that has been disposed of should be reported as a discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This occurred when Frisby was sold in July 2003 and when the Radford Foundry was closed in December 2003. As a result, the results of operations of both Frisby and the Radford Foundry for all periods presented have been reported as discontinued operations in the accompanying statements of operations.

6. Restructuring and Impairment Charges

Racine Closure

In December 2004, we announced the closure of our Racine Plant and Racine Machining Plant, both of which are located in Sturtevant, Wisconsin. We closed these plants during the second quarter of 2005. We recognized asset impairment charges in September 2004 of $6.5 million. See Note 18, Subsequent Events, for further details.

Columbus Machining Closure

In October 2004, we announced the closure of our Columbus Machining Plant, located in Midland, Georgia. We closed this plant during the first quarter of 2005. See Note 18, Subsequent Events, for further details.

Havana Plant Closure

In December 2003, we decided to close our ductile iron foundry in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry manufactured ductile iron components for the automotive industry, and had approximately 33 salaried and 141 hourly employees. The plant closure was completed in June, 2004. We recognized a $1.7 million pre-tax charge during the second and third quarter of 2004 due to the closing. This charge is included in the “Restructuring and impairment charges” in the accompanying statements of operations and is in addition to the $8.5 million and $4.9 million charges detailed below.

Due to the announced closing, we recorded an $8.5 million pretax charge during the fourth quarter of 2003. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values and $0.5 million for employee severance and related contractually guaranteed benefit costs. During the second quarter of 2004, we recorded a $1.2 million pre-tax charge which included $1.1 million for facility closure costs and costs of product testing and validation required to transfer production of products to our other facilities, and $0.1 million for employee separation costs. During the third quarter of 2004, we recorded another $0.5 million restructuring charge related to facility closure costs as well as product testing and validation costs. These charges are included in “Restructuring and impairment charges” in the accompanying statements of operations. The accruals for the employee severance and benefit costs are included in “Accrued payroll and benefits” in the accompanying balance sheet at December 31, 2003.

The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments. The Havana Foundry had revenues of $25.7 million and $27.3 million and net losses of $5.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2004 (Unaudited)

6. Restructuring and Impairment Charges (continued)

Other Long-Lived Assets Impairment

Long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amounts of long-lived assets are considered to be not recoverable if they exceed our estimates of their undiscounted future cash flows, which are affected by our operations forecasts and strategic planning. The annual growth rate of each segment was decreased from the prior year because of the uncertainties and risks associated with our bankruptcy proceedings, compounded with changing market conditions. During our impairment review in the third quarter of 2004, we identified certain tangible fixed assets with carrying values not recoverable and exceeding their fair values as of September 30, 2004. As a result, we recorded a pre-tax impairment charge of $26.4 million for idle asset impairment at our Decatur, Illinois facility ($10.9 million), Racine, Wisconsin facility ($6.5 million), Havana, Illinois facility ($4.9 million), Alexander City, Alabama facility ($1.6 million), Monroe City, Missouri facilities ($0.5 million), Columbus, Georgia facility ($0.4 million) and $1.6 million at various other locations. These amounts were reported as “Restructuring and impairment charges” in the accompanying statements of operations in 2004.

In the fourth quarter of 2003, in addition to the impairment charge for the Havana Foundry, we recorded a pre-tax impairment loss of $1.5 million, which is reported as “`Restructuring and impairment charges” in the accompanying statements of operations.

7. Goodwill

In December 2004, with the assistance of an independent valuation firm, we performed our annual impairment test of goodwill as of September 30, 2004. Under the first step of the impairment test, the fair values of our Ferrous Metals reporting unit and Light Metals reporting unit were determined based on a combination of an income method, which estimates the fair value based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. Under the income method, we assumed a cash flow period of 10 years, a discount rate of 16.0%, a compound annual growth rate of 1.6% and 0.4% for the Ferrous Metals reporting unit and Light Metals reporting unit, respectively, for the ten year period and a terminal growth rate of 1.1%. The discount rate was increased and the annual growth rate was decreased from the prior year because of the uncertainties and risks associated with our bankruptcy proceedings. Because of the erosion of the profitability of the Ferrous Metals reporting unit (due primarily to increased costs for scrap steel and other raw materials), operational difficulties in the Light Metals reporting unit, the filing of our bankruptcy petitions and the revision of our forecast and assumptions as a result of changing market conditions, our estimated discounted cash flows from the Ferrous and Light Metals reporting units and estimated values using the market method decreased compared to the results of our impairment tests performed in 2003. Based on the first step of the impairment test, we determined that the carrying amounts of the Ferrous and Light Metals reporting units were in excess of their fair value as of September 30, 2004. Accordingly, we were required to perform the second step of the impairment test on each of these reporting units to determine the amount of the impairment. The second step indicated that the total goodwill of both units was fully impaired. The amount of pre-tax goodwill impairment charge was $59.7 million for the Ferrous Metals unit and $106.2 million for the Light Metals unit, which are reported as “Goodwill Impairment Charge” in the accompanying statements of operations for 2004.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

8. Short-term Lines of Credit

Columbus Neunkirchen Foundry GmbH, our wholly owned European subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euro 4.5 million (approximately $5.6 million) at September 30, 2004. There were no outstanding borrowings under these agreements as of September 30, 2004.

Portcast Fundicao Nodular, SA, our wholly-owned foreign subsidiary, has various lines of credit for up to Euro 16.3 million (approximately $20.2 million). There was approximately $10.4 million outstanding under these credit lines as of September 30, 2004. Annual interest accrues at various rates from approximately 3% to 4% and is payable monthly.

On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended by seven amendments through May 31, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. See addition discussion regarding the DIP Facility in Note 18, Subsequent Events.

9. Debt

Long-term debt consists of the following (in thousands of dollars):

	September 30,	December 31,
	2004	2003
INTERMET:
Revolving credit facility	$41,000	$60,000
Senior notes	—	175,000
Term loan	119,400	—
Domestic subsidiaries:
Industrial development bonds	36,500	39,350
Capitalized leases	615	974
Foreign subsidiaries:
Bank term note	6,381	7,629
Capitalized leases	503	598

Total	204,399	283,551
Less: Long-term debt due within one year	200,588	4,303

Long-term debt due after one year	$3,811	$279,248

Due to the bankruptcy proceedings, unsecured pre-petition long-term debt has been reclassified to “Liabilities subject to compromise” in the September 30, 2004 consolidated balance sheet. The following is the long-term debt included in liabilities subject to compromise (in thousands of dollars):

September 30,
2004
Senior notes	$175,000
Industrial development bonds	2,000

Total debt included in liabilities subject to compromise	$177,000

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

9. Debt (continued)

Bank Credit Agreement

On January 8, 2004, we refinanced our then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The Bank Credit Agreement is secured by substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. During 2004, principal payments of $0.6 million had been made towards the term loan before the filing of our bankruptcy proceedings. Due to the filing of our bankruptcy proceedings, we are in default under the Bank Credit Agreement. As a result, effective September 30, 2004 pricing on the revolving loan and term loan were modified to a floating rate. The annual interest rates as of September 30, 2004 were 6.0% for the revolving credit line and 6.1% for the term loan. Interest is payable monthly on both loans. In addition, and also effective as of September 30, 2004, we are required to accrue additional interest at an annual rate of 1.5%, which is added monthly to the outstanding loan balances for both the revolver and term loan.

In addition to borrowings under the $90.0 million credit line, we also had standby letters of credit outstanding totaling $26.9 million as of September 30, 2004. These letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.

Both the term loan and the revolver have covenants that require us to maintain certain financial ratios, place restrictions on the amount that we can pay in dividends, as well as impose other covenants and restrictions. At September 30, 2004 and December 31, 2004, we were not in compliance with these covenants and the outstanding balances were included in “Long-term debt due within one year” in the consolidated balance sheet. As a result of entering into the Bank Credit Agreement, we incurred debt issuance costs during the first quarter and second quarter of 2004 of $2.4 million and $1.0 million, respectively. These costs are capitalized and included in “Other non-current assets” in the accompanying balance sheet as of September 30, 2004. In addition, capitalized debt issuance costs of $1.4 million related to our previous bank financing were written off in January 2004.

Also on January 8, 2004, we entered into a $35.7 million Letter of Credit Facility Agreement as well as a Cash Collateral agreement of the same amount. Under these agreements, we used $35.7 million of the proceeds from the Bank Credit Agreement term loan as cash collateral for the issuance of a $35.7 million letter of credit to continue a guaranty of payment on our Columbus Foundry revenue bonds in the amount of $35.0 million. These bonds were issued on December 23, 1999 by the Development Authority of Columbus, Georgia in connection with an expansion project at our Columbus Foundry. Because we were in default of our obligations, on October 29, 2004 these bonds were paid in full by a draw of the letter of credit and, subsequently, we released the cash collateral to our pre-petition lenders.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

9. Debt (continued)

Senior Notes

On June 13, 2002, we completed an unsecured senior note offering of $175.0 million (the “Senior Notes”). The Senior Notes bear a fixed rate of interest of 9.75% and mature on June 15, 2009. The net proceeds of the Senior Note offering were used to pay the remaining balance on a then-existing bank term loan and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the note offering and were included in “Other noncurrent assets” in the accompanying balance sheet and were being amortized over seven years. Interest on the Senior Notes is due each June 15 and December 15. The Senior Notes are unsecured and rank equally with all of our existing and future unsecured senior debt. We are in default under the Senior Notes and the balance due together with interest has been classified as “Liabilities subject to compromise” in the September 30, 2004 consolidated balance sheet. In September 2004, the remaining $4.0 million of capitalized debt issuance costs were written off and has been classified as “Reorganization charges” in the September 31, 2004 consolidated income statement. See Note 10, Supplemental Condensed Consolidating Financial Information, for additional information regarding the Senior Notes. Due to our Chapter 11 filing, interest that was due on December 15, 2004 was not paid.

Columbus Foundry Revenue Bonds

On December 23, 1999 the Development Authority of Columbus Georgia issued $35.0 million in revenue bonds in connection with an expansion project at our Columbus Foundry. Certain equipment financed with proceeds of these bonds, together with the real property on which the foundry is situated, was leased by Columbus Foundry, L.P. from the development authority. We were required to maintain a letter of credit to secure payment of our obligations. As described above, on October 29, 2004 these bonds were paid in full with a draw of the letter of credit.

Lynchburg Foundry Company Revenue Bonds

Under the terms of an unsecured bond indenture, Lynchburg Foundry Company, our wholly-owned subsidiary, is required to make partial redemption of certain industrial development revenue bonds on an annual basis through June 2006. The redemption amount is $0.4 million per year, with a final payment at maturity of $1.7 million. The balance outstanding as of September 30, 2004 was $2.0 million. Lynchburg Foundry Company is in default of its obligations under these bonds. No letters of credit have been issued to secure payment of these bonds and they are otherwise unsecured. The bonds are subject to optional redemption prior to maturity and bear interest at an annual rate of 7.0%. Interest is paid semi-annually, however, the interest payment that was due in December 2004 was not paid due to the Chapter 11 filing. The outstanding balance together with interest has been classified as “Liabilities subject to compromise” in the September 30, 2004 consolidated balance sheet.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

9. Debt (continued)

Tool Products, Inc. Revenue Bonds

As part of our acquisition of Tool Products, Inc. in 1998, we assumed $4.5 million in obligations in connection with industrial development revenue bonds issued by the Industrial Development Board of the City of Jackson, Tennessee. These bonds were issued in connection with an expansion project at our Jackson, Tennessee facility. Certain equipment and real estate financed with the proceeds of these bonds was leased from the development board. We were required to maintain a letter of credit to secure payment of our obligations under these bonds. Terms of the indenture governing these bonds required us to make annual principal payments of $0.5 million every January, with a final maturity date of January 1, 2007. Because we were in default of our obligations, the letter of credit was drawn and these bonds were paid in full on December 1, 2004 in the amount of $1.5 million, which increased the balance under our bank revolving loan by the same amount.

Maturities of long-term debt at September 30, 2004 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending:
September 30, 2005	$200,588
September 30, 2006	2,490
September 30, 2007	700
September 30, 2008	621
Thereafter	—

$204,399

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175.0 million of senior notes, which will mature in 2009 (the “Senior Notes”). The Senior Notes are guaranteed by certain of our wholly-owned domestic subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The Senior Notes are effectively subordinated to the secured debt of INTERMET Corporation (“Parent”). Restrictions contained in the indenture covering the Senior Notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing our capital stock, disposing assets, engaging in affiliate transactions and transferring assets. As of September 30, 2004, the Parent and the Combined Guarantor Subsidiaries had $161.9 million of secured debt outstanding and $52.5 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the Senior Notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $17.3 million of debt outstanding as of September 30, 2004.

Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries and INTERMET on a consolidated basis as of September 30, 2004 and December 31, 2003, and for the three months and nine months ended September 30, 2004 and 2003.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the condensed consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined group.

The senior notes are unsecured pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. On September 29, 2004 we ceased accruing interest on the Senior Notes and other liabilities subject to compromise in accordance with SOP 90-7.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$160,050	$40,867	($3,204)	$197,713
Cost of sales	—	168,486	36,775	(3,204)	202,057

Gross (loss) profit	—	(8,436)	4,092	—	(4,344)
Selling, general and administrative expenses	5,364	3,252	3,612	—	12,228
Reorganization charges	5,970	—	—	—	5,970
Goodwill impairment charge	—	164,671	1,262	—	165,933
Restructuring and impairment charges	—	26,931	—	—	26,931

Operating (loss) profit	(11,334)	(203,290)	(782)	—	(215,406)
Other (income) expenses, net:
Interest expense, net	5,460	2,162	236	—	7,858
Other (income) expense, net	(13)	(18)	69	—	38

(Loss) income from continuing operations before income taxes	(16,781)	(205,434)	(1,087)	—	(223,302)
Income tax expense	(107)	(343)	(617)	—	(1,067)

Loss from continuing operations	(16,888)	(205,777)	(1,704)	—	(224,369)
Loss from discontinued operations, net of tax	—	(677)	—	—	(677)
Equity in net income (loss) of subsidiaries	(208,158)	(1,704)	—	209,862	—

Net loss	($225,046)	($208,158)	($1,704)	$209,862	($225,046)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$145,911	$29,475	($2,686)	$172,700
Cost of sales	—	135,868	24,789	(2,686)	157,971

Gross profit	—	10,043	4,686	—	14,729
Selling, general and administrative expenses	493	5,711	3,279	—	9,483

Operating (loss) profit	(493)	4,332	1,407	—	5,246
Other (income) expenses, net:
Interest expense, net	5,102	2,237	380	—	7,719
Other income, net	(1,060)	(6)	(409)	—	(1,475)

(Loss) income from continuing operations before income taxes	(4,535)	2,101	1,436	—	(998)
Income tax benefit (expense)	2,274	(1,562)	(419)	—	293

(Loss) income from continuing operations	(2,261)	539	1,017	—	(705)
Income from discontinued operations, net of tax	—	655	—	—	655
Equity in net income (loss) of subsidiaries	2,211	1,017	—	(3,228)	—

Net (loss) income	($50)	$2,211	$1,017	$(3,228)	($50)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$507,563	$127,431	($9,450)	$625,544
Cost of sales	—	502,958	110,178	(9,450)	603,686

Gross profit	—	4,605	17,253	—	21,858
Selling, general and administrative expenses	8,959	14,276	10,494	—	33,729
Reorganization charges	5,970	—	—	—	5,970
Goodwill impairment charge	—	164,671	1,262	—	165,933
Restructuring and impairment charges	—	28,096	—	—	28,096

Operating (loss) profit	(14,929)	(202,438)	5,497	—	(211,870)
Other (income) expenses, net:
Interest expense, net	17,077	6,952	1,022	—	25,051
Other (income) expense , net	(357)	(112)	62	—	(407)

(Loss) income from continuing operations before income taxes	(31,649)	(209,278)	4,413	—	(236,514)
Income tax benefit (expense)	1,965	(667)	(1,493)	—	(195)

(Loss) income from continuing operations	(29,684)	(209,945)	2,920	—	(236,709)
Loss from discontinued operations, net of tax	—	(2,644)	—	—	(2,644)
Equity in net income (loss) of subsidiaries	(209,669)	2,920	—	206,749	—

Net (loss) income	($239,353)	($209,669)	$2,920	$206,749	($239,353)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$479,783	$82,190	($14,115)	$547,858
Cost of sales	—	436,817	71,263	(14,115)	493,965

Gross profit	—	42,966	10,927	—	53,893
Selling, general and administrative expenses	1,990	16,639	6,997	—	25,626

Operating (loss) profit	(1,990)	26,327	3,930	—	28,267
Other (income) expenses, net:
Interest expense, net	15,810	6,639	197	—	22,646
Other income, net	(873)	(13)	(428)	—	(1,314)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(16,927)	19,701	4,161	—	6,935
Income tax benefit (expense)	6,811	(8,493)	(1,315)	—	(2,997)
Equity interest in a joint venture	—	—	752	—	752

(Loss) income from continuing operations	(10,116)	11,208	3,598	—	4,690
Loss from discontinued operations, net of tax	—	(8,177)	—	—	(8,177)
Equity in net income (loss) of subsidiaries	6,629	3,598	—	(10,227)	—

Net (loss) income	($3,487)	$6,629	$3,598	$(10,227)	($3,487)

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	As of September 30, 2004
			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$13,844	$87	$11,732	$—	$25,663
Restricted cash	35,885	—	—	—	35,885
Accounts receivable, net	458	74,839	31,463	—	106,760
Inventories	—	48,559	23,134	(59)	71,634
Other current assets	—	603	10,016	(2,231)	8,388

Total current assets	50,187	124,088	76,345	(2,290)	248,330
Other assets:
Property, plant and equipment, net	5,099	202,709	70,046	865	278,719
Goodwill	—	—	—	—	—
Other non-current assets	13,073	8,565	977	635	23,250
Intercompany, net	(88,041)	115,225	(30,945)	3,761	—
Investments in subsidiaries	302,748	56,604	—	(359,352)	—

Total assets	$283,066	$507,191	$116,423	($356,381)	$550,299

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$3,399	$20,175	($97)	$23,477
Accrued liabilities	10,026	35,879	22,336	181	68,422
Short-term lines of credit	—	—	10,424	—	10,424
Long-term debt due within one year	160,400	37,110	3,078	—	200,588

Total current liabilities	170,426	76,388	56,013	84	302,911

Liabilities subject to compromise	187,945	64,741	—	—	252,686

Non-current liabilities
Long-term debt due after one year	—	5	3,806	—	3,811
Retirement benefits	4,737	62,362	—	—	67,099
Other non-current liabilities	604	3,834	—	—	4,438

Total non-current liabilities	5,341	66,201	3,806	—	75,348
Shareholders’ equity (deficit)	(80,646)	299,861	56,604	(356,465)	(80,646)

Total liabilities and shareholders’ equity (deficit)	$283,066	$507,191	$116,423	($356,381)	$550,299

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2003
			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	($2,674)	$127	$3,582	$—	$1,035
Accounts receivable, net	7	64,457	22,309	—	86,773
Inventories	—	58,030	19,440	(59)	77,411
Other current assets	7,319	1,677	1,751	1	10,748

Total current assets	4,652	124,291	47,082	(58)	175,967
Non-current assets:
Property, plant and equipment, net	3,765	247,681	71,766	868	324,080
Goodwill	—	164,671	1,262	—	165,933
Other non-current assets	9,337	9,318	2,049	—	20,704
Intercompany, net	(101,560)	122,510	(24,711)	3,761	—
Investments in subsidiaries	515,513	54,769	—	(570,282)	—

Total assets	$431,707	$723,240	$97,448	($565,711)	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$58,504	$20,398	($316)	$80,737
Accrued liabilities	28,377	42,877	224	2,606	74,084
Short-term lines of credit	—	—	9,992	—	9,992
Long-term debt due within one year	350	983	2,970	—	4,303

Total current liabilities	30,878	102,364	33,584	2,290	169,116
Non-current liabilities
Long-term debt due after one year	237,000	36,991	5,257	—	279,248
Retirement benefits	5,765	65,002	—	—	70,767
Other non-current liabilities	(4,073)	4,843	3,838	808	5,416

Total non-current liabilities	238,692	106,836	9,095	808	355,431
Shareholders’ equity	162,137	514,040	54,769	(568,809)	162,137

Total liabilities and shareholders’ equity	$431,707	$723,240	$97,448	($565,711)	$686,684

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($40,980)	$16,528	$14,907	$—	($9,545)
Cash used in discontinued operations	—	(354)	—	—	(354)

Net cash (used in) provided by operating activities	(40,980)	16,174	14,907	—	(9,899)

Investing activities:
Additions to property, plant and equipment	(1,196)	(15,384)	(2,467)	—	(19,047)
Purchase of shares of a subsidiary	—	—	(2,984)	—	(2,984)
Proceeds from sale of property, plant and equipment	300	379	—	—	679

Net cash used in investing activities	(896)	(15,005)	(5,451)	—	(21,352)

Financing activities:
Net (decrease) increase in lines of credit	(19,000)	—	607	—	(18,393)
Proceeds from term loan	120,000	—	—	—	120,000
Repayment of term loan and other debts	(300)	(1,209)	(1,499)	—	(3,008)
Funding of restricted cash	(35,885)	—	—	—	(35,885)
Payment of debt issuance costs	(3,359)	—	—	—	(3,359)
Dividends paid	(3,078)	—	—	—	(3,078)
Issuance of common stock	16	—	—	—	16

Net cash provided by (used in) financing activities	58,394	(1,209)	(892)	—	56,293
Effect of exchange rate changes on cash and cash equivalents	—	—	(414)	—	(414)

Net increase (decrease) in cash and cash equivalents	$16,518	($40)	$8,150	$—	$24,628

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

10. Supplemental Condensed Consolidating Financial Information (continued)

	Nine Months Ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash provided by continuing operating activities	$6,018	$485	$9,969	$—	$16,472
Cash provided by discontinued operations	—	5,609	—	—	5,609

Net cash provided by operating activities	6,018	6,094	9,969	—	22,081

Investing activities:
Additions to property, plant and equipment	(1,365)	(8,315)	(1,787)	—	(11,467)
Additions to property, plant and equipment by discontinued operations	—	(145)	—	—	(145)
Purchase of shares of a subsidiary	—	—	(5,571)	—	(5,571)
Proceeds from sale of assets of a subsidiary	—	3,925	—	—	3,925
Proceeds from sale of property, plant and equipment	1,700	—	—	—	1,700

Net cash provided by (used in) investing activities	335	(4,535)	(7,358)	—	(11,558)

Financing activities:
Net decrease in revolving credit facility	(1,000)	—	—	—	(1,000)
Repayment of other debts	—	(1,313)	(2,772)	—	(4,085)
Payment of debt issuance costs	(405)	—	—	—	(405)
Dividends paid	(3,072)	—	—	—	(3,072)
Issuance of common stock	12	—	—	—	12

Net cash used in financing activities	(4,465)	(1,313)	(2,772)	—	(8,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	(283)	—	(283)

Net increase (decrease) in cash and cash equivalents	$1,888	$246	($444)	$—	$1,690

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

11. Commitments and Contingencies

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

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves, on an undiscounted basis, to cover estimated future environmental expenditures. Environmental reserves were $6.6 million as of September 30, 2004. These reserves include a $3.1 million cash escrow account acquired as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. We expect the clean-up will occur in 2005. The reserves also include $2.3 million for the now-closed Radford Foundry, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford Foundry. We entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.3 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts that we have accrued.

We are also a party to other legal proceedings in the ordinary course of our business, most of which were stayed with the filing of our bankruptcy cases on September 29, 2004. At the present time, we do not believe that any of these proceedings will have a material adverse effect on our results of operations.

We self-insure a significant portion of our health care and property and casualty insurance risks. However, we purchase additional insurance for catastrophic losses. We carry a $2.5 million property deductible per occurrence.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

12. Retirement Benefits

We maintain six noncontributory defined benefit pension plans for certain of our U.S. employees. Our policy is to fund amounts as required under applicable laws and regulations. In addition, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents.

The components of net periodic benefit cost are as follows (in thousands of dollars):

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$587	$611	$112	$255
Interest cost	1,557	1,505	608	686
Expected return on plan assets	(1,421)	(1,413)	—	—
Amortization of prior service cost	230	184	(91)	(15)
Amortization of loss (gain)	537	325	38	(52)
Curtailment gain	—	—	—	(1,278)

Net periodic benefit cost	$1,490	$1,212	$667	($404)

			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,761	$1,832	$335	$763
Interest cost	4,673	4,514	1,825	2,059
Expected return on plan assets	(4,264)	(4,237)	—	—
Amortization of prior service cost	689	551	(273)	(44)
Amortization of loss (gain)	1,611	977	113	(156)
Curtailment loss (gain)	—	301	—	(1,278)

Net periodic benefit cost	$4,470	$3,938	$2,000	$1,344

We disclosed in our 2003 annual report that we expected to contribute $14.9 million to our pension plans in 2004. As of September 30, 2004, we had made contributions of $8.8 million. There were no additional contributions to fund our pension plans in 2004.

Our measurement of the Wagner Castings Company postretirement medical obligations includes the anticipated impact of the federal subsidy enabled by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These effects are measured in accordance with the Financial Accounting Standards Board Staff Position (FSP FAS106-2) as of the third quarter 2004 quarter-end disclosure. For expense, the impact is to be recognized prospectively, beginning with the 2005 fiscal year expense. While final regulations have not been issued on qualifications for the subsidy or the determination of actuarial equivalence, these measurements are believed to be reasonable best estimates based on the “two-pronged” approach to subsidy determination set forth in proposed regulations. Under this standard, the Wagner Casting Company’s post-Medicare prescription drug plan is “actuarially equivalent” for all retirees receiving medical benefits after 65 years of age (except for hourly participants who retired prior to June 1, 1980) as the value of the plan benefits exceeds the value of Medicare Part D benefits less participant premiums. The annual Medicare subsidy is projected to be $623 per person starting in 2006. This average subsidy amount is assumed to increase at a rate of 8.12% in 2007 decreasing to 5.0% in 2022 and thereafter. With respect to our other (non-Wagner) retiree medical plans, because we do not provide prescription drug benefits to retirees after age 65, it is assumed that the employer will not qualify for the federal subsidy. The Act had no impact on disclosed results.

13. Income Taxes

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

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

14. Reporting for Business Segments

We evaluate our financial results in two business segments, the Ferrous Metals segment and the Light Metals segment. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by management. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. The Corporate and Other segment includes operations that do not fall within the Ferrous Metals segment or Light Metals segment, and the corporate business unit and its related expenses and eliminations. Selected financial information of each of our business segments is as follows:

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
	(in thousands of dollars)
Three-month period ended September 30, 2004:
Net sales	$128,867	$68,846	$—	$197,713

Operating loss (a)(b)	($85,341)	($119,082)	($(10,983)	($215,406)
Interest expense, net	(224)	(17)	(7,617)	(7,858)
Other (expense) income, net	(41)	(17)	20	(38)
Income tax expense	(754)	(136)	(177)	(1,067)
Loss from discontinued operations, net of tax	(677)	—	—	(677)

Net loss				($225,046)

Three-month period ended September 30, 2003:
Net sales	$115,127	$57,573	$—	$172,700

Operating profit (loss)	$2,191	$3,944	($889)	$5,246
Interest expense, net	(1,376)	(1,229)	(5,114)	(7,719)
Other income, net	415	—	1,060	1,475
Income tax (expense) benefit	(251)	(630)	1,174	293
Income (loss) from discontinued operations, net of tax	714	—	(59)	655

Net loss				($50)

(a)	We recorded pretax restructuring and asset impairment charges, excluding goodwill, of $26.9 million in the three months ended September 2004. The amount of pre-tax restructuring and asset impairment charges was $17.1 million for the Ferrous Metals unit, $7.5 million for the Light Metals unit and $2.3 million for Corporate and Other. For further discussion about asset impairment see Note 5, Restructuring and Impairment Charges.

(b)	We recorded pretax goodwill impairment charges of $165.9 million in September 2004. The amount of pre-tax goodwill impairment charge was $59.7 million for the Ferrous Metals unit and $106.2 million for the Light Metals unit. For further discussion about the goodwill impairment charge, see Note 6, Goodwill.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

14. Reporting for Business Segments (continued)

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
	(in thousands of dollars)
Nine-month period ended September 30, 2004:
Net sales	$415,400	$210,144	$—	$625,544

Operating loss (a)(b)	($78,747)	($117,451)	($15,672)	($211,870)
Interest expense, net	(995)	(57)	(23,999)	(25,051)
Other income (expense), net	71	(21)	357	407
Income tax (expense) benefit	(1,766)	(324)	1,895	(195)
Loss from discontinued operations, net of tax	(2,644)	—	—	(2,644)

Net loss				($239,353)

As of September 30, 2004:
Total assets	$329,053	$167,119	$54,127	$550,299

Nine-month period ended September 30, 2003:
Net sales	$369,408	$178,450	$—	$547,858

Operating profit (loss)	$20,719	$10,856	($3,308)	$28,267
Interest expense, net	(3,212)	(3,585)	(15,849)	(22,646)
Other income, net	214	—	1,100	1,314
Income tax (expense) benefit	(6,370)	(2,525)	5,898	(2,997)
Equity interest in a joint venture	752	—	—	752
Loss from discontinued operations, net of tax	(8,055)	—	(122)	(8,177)

Net loss				($3,487)

As of December 31, 2003:
Total assets	$372,812	$281,396	$32,476	$686,684

(a)	We recorded pretax restructuring and asset impairment charges, excluding goodwill, of $28.1 million in the nine months ended September 2004. The amount of pre-tax restructuring and asset impairment charges was $18.3 million for the Ferrous Metals unit, $7.5 million for the Light Metals unit and $2.3 million for Corporate and Other. For further discussion about asset impairment see Note 5, Restructuring and Impairment Charges.

(b)	We recorded pretax goodwill impairment charges of $165.9 million in September 2004. The amount of pre-tax goodwill impairment charge was $59.7 million for the Ferrous Metals unit and $106.2 million for the Light Metals unit. For further discussion about the goodwill impairment charge, see Note 6, Goodwill.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

15. Loss per Share

Loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(in thousands of dollars, except per share data)
Numerator:
Net loss	($225,046)	($50)	($239,353)	($3,487)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	25,614	25,591	25,603	25,576

Basic and fully diluted loss per share	($8.79)	$—	($9.35)	($0.14)

The impact on fully diluted loss per share of the assumed exercise of stock options and unearned restricted stock was not material.

16. Derivative Financial Instruments

Under our risk management policy, the use of derivatives for managing risk is confined to hedging the exposure related to variable rate funding activities, hedging the foreign currency exposure of inter-company payables and receivables and hedging purchase commitments relating to raw materials used in our production processes and related energy costs. Specifically, we review our liability structure on a recurring basis and make the determination as to whether our risk exposure should be adjusted using derivative instruments. We do not participate in speculative derivatives trading.

In addition to these derivative financial instruments, we have other contracts for the purchase of raw materials and energy that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and normal sales exception under SFAS No. 133 as we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried on our balance sheet at fair value with changes in the fair value reflected in earnings.

17. Employee Retention Plan

On September 20, 2004, our Board of Directors adopted an Amended and Restated Key Employee Retention Plan to retain certain key employees during our bankruptcy proceedings. We estimate that the total amount payable to participants will be approximately $5.2 million. See additional discussion in Note 18, Subsequent Events.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

18. Subsequent Events

Debtor-in-Possession Credit Agreement

On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended by seven amendments through May 31, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. Available borrowings under the DIP Facility are determined based on a budget that is subject to approval by the collateral and administrative agents, and are subject to a borrowing base calculated as a percentage of our accounts receivable, inventory and fixed assets, less reserves and fees. Interest on borrowings made under the DIP Facility is a base rate plus 2.0% per annum or a Eurodollar rate plus 3.0% per annum. Principal repayments are made on a daily basis from our cash collections. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The maturity date of the DIP Facility is the earlier of October 21, 2005 or the dates of certain accelerating events. In addition, the DIP Facility requires us to maintain certain financial covenants. The key financial covenants are limitations on capital expenditures and requirements that we achieve certain minimum consolidated EBITDA thresholds. At December 31, 2004 and April 30, 2005, we were in compliance with all debt covenants under our DIP Facility. As a result of entering into the DIP credit facility, we incurred $1.8 million of debt issuance costs in October 2004 which were capitalized as “Other non-current assets” in the balance sheet.

Delisting from NASDAQ

On October 1, 2004, we received a written notice from The NASDAQ Stock Market (“Nasdaq”) that our shares of common stock would be delisted at the opening of business on October 12, 2004 in accordance with Marketplace Rule 4815(a), based on Nasdaq’s determination that we did not comply with the continued listing requirements under Marketplace Rules 4300 and 4450(f). Since October 12, 2004, our common stock, $0.10 par value, has been traded on the Pink Sheets under the symbol “INMTQ” and had a closing price of $0.13 on June 14, 2005. On June 14, 2005, there were approximately 460 record holders of our common stock.

Employee Retention Plan

On December 8, 2004, our Board of Directors adopted an Amended and Restated Key Employee Retention Plan in order to retain certain key employees during our bankruptcy proceedings. The number of employees who are participants in the Amended Plan is approximately 100, and we estimate that the total amount payable to participants will be approximately $5.2 million. The Amended Plan provides for the payment of bonuses to participants who remain employed by us through a successful reorganization or sale of the company. One third (1/3) of each participant's payment is due following confirmation of a plan of reorganization and the remaining two thirds (2/3) is due between January 1, 2006 and January 10, 2006. The plan also provides for severance benefits under certain conditions.

INTERMET Corporation

Notes to Interim Condensed Consolidated Financial Statements (continued)

September 30, 2004 (Unaudited)

18. Subsequent Events (continued)

Closure of Columbus Machining Plant

On October 14, 2004, we announced our plan to close our Columbus Machining Plant in Midland, Georgia, in order to improve our capacity utilization and to reduce operating costs. The Columbus Machining Plant machines ductile iron and light metal castings for the automotive industry, and had approximately 15 salaried and 71 hourly employees. We closed this plant during the first quarter of 2005. The facility is included in the Ferrous Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Columbus Machining Plant had revenues of $20.8 million, $26.8 million and $30.4 million, and net losses of $0.1 million, $2.5 million and $1.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. We recognized plant closure costs of $0.3 million in the fourth quarter of 2004.

Closure of Racine Plants

On December 15, 2004, we announced our plan to close our Racine Die-Casting Plant and Racine Machining Plant in Sturtevant, Wisconsin. The planned closure is due to the high operating costs of the facilities and underutilization of capacity at these plants. The Racine Plants manufacture and machine aluminum die-castings for the automotive industry, and have approximately 84 salaried and 519 hourly employees. We closed these plants during the second quarter of 2005. The facility is included in the Light Metals segment in Note 14, Reporting for Business Segments, to our Consolidated Financial Statements. The Racine Plants had revenues of $68.2 million, $73.4 million and $73.5 million, and net loss of $4.6 million, net income of $1.0 million and net income of $2.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. We recognized asset impairment charges of $6.5 million in the third quarter of 2004 to reduce capital assets to their fair values. In addition, we recognized plant closure and asset impairment charges of $3.8 million in the fourth quarter of 2004. The amount included a write-down of $2.4 million to reduce inventories to their fair values, a pension curtailment expense of $1.2 million and $0.2 million for employee severance and related contractually guaranteed benefit costs.

Closure of Decatur Plant

On March 29, 2005, we announced a plan to close our Decatur Foundry located in Decatur, Illinois during the fourth quarter of 2005.

Hannibal Plant

Some customers of our Hannibal facility have informed us that present product programs will end or they intend to move their magnesium die casting work from that facility to other suppliers or transition to alternative processes. A portion of the work in that facility will end on or about July 1, 2005. If the customers proceed with plans to move the remaining work, we anticipate that this would occur in late 2005 or early 2006. If we are unable to secure new business for the plant within that timeframe, we anticipate that operations at the Hannibal plant would be suspended until the Company is able to utilize that capacity, and all remaining work would be transferred to the Palmyra facility, which also produces magnesium die castings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risks contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. We undertake no obligation to publicly update or revise any forward-looking statements. The following factors are important and should be considered carefully in connection with any evaluation of INTERMET’s business, financial condition, results of operations and prospects. The following factors could cause our actual results to differ materially from those reflected in any forward-looking statements we may make from time to time. The factors identified here do not represent an exhaustive list of potential risks involved in our business and we undertake no obligation to publicly update or revise the following risk factors:

•	On September 29, 2004, we and seventeen of our wholly-owned domestic subsidiaries filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, and we are currently operating as debtors-in-possession under the supervision of the bankruptcy court. Although we are working to develop and obtain confirmation of a plan of reorganization, we need to secure adequate equity and/or debt financing to do so to fund payments under a plan and to provide adequate liquidity for our post-bankruptcy operations. Our inability to timely exit bankruptcy could materially and adversely impact our business if it affects our ability to obtain new product awards or renewals of existing product awards from our customers.

•	In connection with our September, 2004 bankruptcy filing we entered into a debtor-in-possession revolving credit facility in October, 2004 which expires October 2005. This facility contains a number of financial covenants and other requirements. We rely on this facility to fund our operations and provide necessary liquidity during the pendency of our Chapter 11 proceeding. Our business would be materially and adversely impacted if we were unable to borrow under this facility due to our failure to meet the covenants and other conditions required for continued borrowings under this facility.

•	Sales to the automotive industry accounted for substantially all of our sales in 2004. In addition, our automotive sales are highly concentrated among a few major customers, and our products are generally sold for specific vehicle programs. Therefore, the loss of any significant customer or vehicle program could have a material adverse effect on our business. Additionally, sales of our products are dependent on unit sales of the applicable vehicle models and any reduction in sales or failure to meet sales estimates of vehicle models could also have a material adverse effect on our business.

•	As is typical in the automotive supply industry, we have no long-term contracts with our customers for most of the products that we supply. While our customers provide annual estimates of their requirements and update those estimates from time to time throughout the year, most of our sales are made on a short-term purchase order basis, which generally can be terminated by the customer.

•	If one or more of our customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of our accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on our financial condition.

•	A challenge that we and other automotive industry suppliers face is the pressure from our customers to reduce the prices we charge for our products. To the extent this trend continues, it puts pressure on our margins and profitability, and could have a material and adverse effect on our financial condition.

•	The automotive industry is cyclical and dependent on consumer spending. General economic factors that adversely affect automotive sales could adversely impact our business. In addition, our business is seasonal due to lower sales in the third and fourth quarters due to the pass-through effect of plant closings by OEMs for holidays, vacations and model changeovers. Nevertheless, a substantial percentage of our costs are generally not seasonal due to our need for continued expenditures for capital equipment, product development and ongoing production improvements and support, as well as other factors, making it difficult for us to significantly reduce operating expenses in a particular period even if our net sales forecasts for that period are less than other periods.

•	Our product lines are subject to change as OEMs introduce new or redesigned products and vehicles. We compete for new business both at the beginning of the development phase of new vehicles, which generally begins two to five years prior to the marketing and public sale of models based upon such vehicles, and upon redesign of existing vehicles. Our sales would be adversely affected if we fail to obtain business for new vehicles, or fail to retain or increase business on redesigned existing vehicles.

•	The substantial increases in scrap steel and other raw material costs that we have experienced were the primary factors leading to our bankruptcy filing in September of 2004. Energy costs have also risen. If raw material and energy costs continue to increase, and we are unable to pass a substantial portion of those costs on to our customers on a timely basis, it could have a material adverse effect on our financial condition.

•	We are substantially leveraged and must generate enough cash to make required interest and other payments under our debtor-in-possession revolving credit facility. In the event we do not generate enough cash, a default would occur under the facility unless the lenders agreed to an amendment or a waiver. Any default would have a material adverse effect on our business. Additionally, our debt under the facility accrues interest at a rate that varies with prevailing market rates. Therefore, increases in market interest rates would increase our interest payment obligations under the facility and could have a material adverse effect on our financial condition.

•	A substantial percentage of our hourly employees, as well as those of our OEM and Tier 1 customers, are represented by labor unions and work pursuant to collective bargaining agreements. Our failure, or the failure of any of our significant customers, to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our business.

•	We operate production facilities in Germany and Portugal, in addition to our production facilities in the United States, that expose us to the risks associated with non-U.S. operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with the law and other regulatory requirements of non-U.S. jurisdictions; (iii) overlapping and potentially inconsistent tax structures; and (iv) possible restrictions or limitations imposed on the repatriation of funds. Any of these risks could lave a material adverse effect on our business or financial condition.

•	We are subject to U.S. and non-U.S. environmental laws and regulations governing the emission, discharge, generation, handling, storage, transportation, treatment and disposal of hazardous and waste materials and the clean-up of contaminated property. Although we have made and continue to make expenditures to comply with environmental laws and regulations, future compliance with these laws may have a material adverse effect on our business or financial condition. Additionally, if an improper release of hazardous materials occurs on or from our property or from any offsite disposal site that receives or has received such materials from us or any of our predecessors, or if contamination is discovered at any of our or our predecessors current or former properties, we could be held liable for such release or for the cost to remediate contaminated property, and such liability could have a material adverse effect on our financial condition.

Material Changes in Results of Operations – Three months ended September 30, 2004

Sales for the third quarter of 2004 were $197.7 million, an increase of $25.0 million or 14.5% as compared to sales of $172.7 million in the same period in 2003. Ferrous Metals segment sales were $128.9 million during the third quarter of 2004 compared to $115.1 million for the same period in 2003, representing an increase in sales of $13.8 million or 12.0%. Included as part of Ferrous Metals segment sales, European sales during the three months ended September 30, 2004 were $40.9 million, an increase of $11.4 million or 38.6% as compared to European sales of $29.5 million for the same period in 2003. The overall increase in Ferrous Metals segment sales is mainly attributable to the growth in the European sales volume, favorable foreign currency exchange on European sales of $3.2 million, as well as the surcharge on scrap steel price increase recovered from our customers. Light Metals segment sales were $68.8 million during the third quarter of 2004, an increase of $11.2 million or 19.4% compared to $57.6 million for the same period in 2003. The increase in sales is mainly attributable to new product launches along with growth of our pressure-counter-pressure casting (PCPCTM) process.

Gross (loss) profit for the three months ended September 30, 2004 and 2003 were ($4.3) million and $14.7 million, respectively. Gross (loss) profit as a percentage of sales for the three months ended September 30, 2004 and 2003 was (2.2%) and 8.5%, respectively. The decrease in gross profit margin is mainly due to the significant increase in scrap steel and other raw materials. For further discussion on the effects of high scrap steel costs, see Item 3., “Quantitative and Qualitative Disclosures about Market Risks.” Our profit margins were also negatively affected during the third quarter by productivity and quality issues at certain Light Metals plants in North America.

Selling, general and administrative expenses for the three months ended September 30, 2004 and 2003 were 6.2% and 5.5% of sales, respectively. The increase is mainly due to legal and consulting fees incurred prior to the filing of our bankruptcy proceedings, as well as increased accounting fees as a result of Sarbanes-Oxley Act requirements.

A goodwill impairment charge of $165.9 million was recorded in the third quarter of 2004. This impairment charge was determined during impairment testing in December 2004, which indicated that the carrying value of both the Ferrous and the Light Metals reporting units were in excess of fair value, causing the entire carrying value of goodwill of $165.9 million to be written off. Restructuring and impairment charges of $26.9 million were also recorded in the three months ended September 30, 2004. These charges consisted of the write-down of impaired fixed assets of $26.4 and an additional $0.5 million of costs relating to the Havana Plant closing that was announced in 2003. Impairment charges of $10.0 million were recorded in 2003, including an $8.5 million charge for the closure of our Havana Foundry, and $1.5 million in write-downs of other long-lived assets. Reorganization expenses of $6.0 million were also recorded in the third quarter of 2004.

Net interest expense for the third quarter of 2004 was $7.8 million, which was $0.1 million more than the same period of 2003.

In the third quarter of 2004, the Company recorded tax expense of $1.1 million on a pre-tax net loss of $223.3 million. The income tax expense in the third quarter of 2004 was mainly comprised of state tax expense on our domestic operations and tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.

Material Changes in Results of Operations – Nine months ended September 30, 2004

Sales for the nine months ended September 30, 2004 were $625.5 million, an increase of $77.6 million or 14.2% as compared to sales of $547.9 million in the same period in 2003. Ferrous Metals segment sales were $415.4 million during the nine months ended September 30, 2004 compared to $369.4 million for the same period in 2003, representing an increase in sales of $46.0 million or 12.5%. Included as part of Ferrous Metals segment sales, European sales during the nine months ended September 30, 2004 were $127.4 million, an increase of $45.2 million or 55.0% as compared to European sales of $82.2 million for the same period in 2003. The overall increase in Ferrous Metals segment sales is mainly attributable to the growth in the sales volume of our domestic and foreign operations, favorable foreign currency exchange on European sales of $9.7 million, as well as the surcharge on scrap steel price increase recovered from our customers. Light Metals segment sales were $210.1 million during the nine months ended September 30, 2004, an increase of $31.6 million or 17.7% compared to $178.5 million for the same period in 2003. The increase in sales is mainly attributable to new product launches along with sales growth of our PCPCTM process.

Gross profit for the nine months ended September 30, 2004 and 2003 was $21.9 million and $53.9 million, respectively. Gross profit as a percentage of sales for the nine months ended September 30, 2004 and 2003 was 3.5% and 9.8%, respectively. The decrease in gross profit margin is mainly due to the significant increase in scrap steel and other raw materials costs, and to a lesser extent lower selling prices of our products. Our margins were also negatively affected by productivity and quality issues at certain Light Metals plants in North America. For further discussion on the effects of high scrap steel costs, see Item 3., “Quantitative and Qualitative Disclosures about Market Risks.”

Selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003 were 5.4% and 4.7% of sales, respectively. The increase is mainly due to the consolidation of the Porto Foundry’s financial results beginning July 2003, the new European Engineering Center established in July 2003, and increased operating expenses, including accounting fees for Sarbanes-Oxley Act compliance requirements, consulting fees, a reversal of a bonus accrual in third quarter 2003 and legal and environmental expenses.

A goodwill impairment charge of $165.9 million was recorded in the third quarter of 2004. This impairment charge was determined during impairment testing during the third quarter, which indicated that the carrying value of both the Ferrous and the Light Metals reporting units were in excess of fair value, causing the entire carrying value of goodwill of $165.9 million to be written off. Restructuring and impairment charges of $28.1 million were also recorded in the nine months ended September 30, 2004. These charges consisted of the write-down of impaired fixed assets of $26.4 and an additional $1.7 million of costs relating to the Havana Plant closing that was announced in 2003. Impairment charges of $10.0 million were recorded in 2003, including an $8.5 million charge for the closure of our Havana Foundry, and $1.5 million in write-downs of other long-lived assets. Bankruptcy expenses of $6.0 million were also recorded in the third quarter of 2004.

Net interest expense for the nine months ended September 30, 2004 was $25.1 million, which was $2.5 million more than the same period last year. The increase was due to the write-off of $1.4 million of capitalized debt issuance costs related to our prior bank revolving credit agreement during the first quarter of 2004, amortization of the debt issuance costs incurred during the nine months ended September 30, 2004, and the consolidation of the Porto Foundry’s financial results beginning July 2003.

For the nine months ended September 30, 2004, the Company recorded tax expense of $0.2 million on a pre-tax loss of $236.5 million. The income tax benefit in the nine months ended September 30, 2004 reflected the recording of tax refunds of $2.7 million identified after the United States Internal Revenue Service completed their examination of our tax year 2001. Excluding this amount, income tax expense in the nine months ended September 30, 2004 was $2.9 million which was mainly comprised of state tax expense on our domestic operations and the income tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. Federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. The effective income tax rate in the nine months ended September 30, 2003 was higher than the statutory rate due to state taxes.

Material Changes in Financial Condition, Liquidity and Capital Resources

Through the third quarter of 2004, net cash used in operations totaled $9.9 million compared to net cash provided by operations of $22.1 million for the same period in 2003. Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003, excluding depreciation expense related to our discontinued operations, was $37.2 million and $34.3 million, respectively. For the nine months ended September 30, 2004, after adjusting for the effect of exchange rates, accounts receivable increased by $22.4 million due to increased sales, inventory decreased by $5.1 million, accounts payable increased by $20.7 million, and accrued assets increased by $3.1 million due to increased tooling and accrued other liabilities decreased $6.1 million due to a decrease in retirement benefit obligations of $6.4 million compared to the same period in 2003.

Cash and cash equivalents at September 30, 2004 were $25.7 million, as compared to $1.0 million at December 31, 2003. This increase in our cash balances resulted from the fact that the cash receipts of our European operations for a few days before September 30, 2004 had not yet been applied to reduce our borrowings under our lines of credit.

On September 29, 2004 we filed our bankruptcy proceedings. As a result of our filing, we are no longer able to borrow under our bank revolving credit facility. For a description of our debt arrangements following our bankruptcy filing, see Note 9, Debt and Note 18, Subsequent Events.

On July 15, 2004 the Board of Directors declared a dividend of $0.01 per share for the third quarter of 2004. However, on September 22, 2004, the Board of Directors decided, in view of the Company’s financial condition, to suspend payment of this dividend.

Critical Accounting Policies and Use of Estimates

Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate estimates used in the preparation of our financial statements on a continual basis. Actual results may differ from the estimates. Our critical accounting policies, and our methods and policies used to establish estimates and assumptions, previously disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our annual report on Form 10-K for the year ended December 31, 2003, and have not changed.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our interest expense and current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing, including energy costs, and the costs of scrap steel, aluminum, magnesium and zinc. The cost of scrap steel has increased steadily since early 2002 and represents a significant risk to our operating results, liquidity and ability to borrow. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry, which is affected by economic conditions and consumer spending. A weakening of the economy represents a risk to our operating results.

We continue to be affected by the high cost of scrap steel, which is the primary raw material used in our Ferrous Metals segment. Our cost of scrap steel has increased from an average of approximately $160 per net ton at the beginning of 2003, to approximately $210 per net ton at the end of 2003, and to approximately $380 per net ton at September 30, 2004.

Other than the continued volatility in the cost of scrap steel, there has been no material change to our exposures to market risk since December 31, 2003.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based not upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them and our management to information that is required to be included in our periodic SEC reports and filings. We have reached this conclusion because of the material weakness in internal control over financial reporting described below.

Except as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our annual report on Form 10-K for the year ended December 31, 2004 contains management’s report on internal controls over financial reporting as of December 31, 2004, which identified a material weakness in internal controls over financial reporting relating to our financial statement closing process.

Part II – Other Information

Item 1. Legal Proceedings

On September 29, 2004, INTERMET Corporation and seventeen of its domestic subsidiaries filed voluntary petitions in the U.S. Bankruptcy Court for the Eastern District of Michigan seeking relief under Chapter 11 of the United States Bankruptcy Code. Along with our subsidiaries that filed for Chapter 11 protection, we are continuing to operate our businesses as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. See Note 3, Voluntary Reorganization under Chapter 11 and Administration, for further details.

See Note 11, Commitments and Contingencies, incorporated herein by reference, for a description of environmental matters, including environmental matters relating to our Radford Foundry.

There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2003.

We are a party to a number of legal proceedings in the ordinary course of our business, most of which were stayed upon the filing of our bankrupty cases on September 29, 2004. We do not believe that such pending or threatened legal proceedings, will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

See Note 9, Debt, incorporated herein by reference, for a description of defaults under various credit agreements triggered by the voluntary bankruptcy petitions on September 29, 2004.

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

INTERMET Corporation

By:	/s/ Robert E. Belts

Robert E. Belts
Vice President of Finance and
Chief Financial Officer
Date:	June 23, 2005

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002