Form 10-K
period 2004-12-31
INTERMET CORP
filed 2005-06-24
CIK 745287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number—0-7277

INTERMET Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1563873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Corporate Drive, Suite 200, Troy, Michigan 48098-2683
Telephone: (248) 952 -2500
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $0.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004) was $108,540,888.

At May 31, 2005 there were 25,665,257 shares of Common Stock, $0.10 par value, outstanding.

Item Number

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts
Signatures
Certifications
Exhibit Index
Employment Agreement Between INTERMET and Timothy R. Gilliland
Employment Agreement Between INTERMET and John R. Rutherford
Consent of Registered Public Accounting Firm
Power of Attorney
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

 i

PART I

ITEM 1. BUSINESS

Proceedings under Chapter 11 of the Bankruptcy Code

On September 29, 2004, INTERMET Corporation and 17 of its wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Michigan (the “Bankruptcy Court”). These Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al. (Case No. 04-67597).

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

Our bankruptcy proceedings were initiated primarily in response to substantial and unprecedented increases in the cost of raw materials, especially scrap steel. The price of scrap steel, which is our primary raw material, increased from approximately $160 per net ton at the beginning of 2003 to approximately $210 per net ton at the end of 2003 and to approximately $400 per net ton by the end of 2004. This included record increases of $85 per gross ton ($75 per net ton) and $65 per gross ton ($58 per net ton) in July and August of 2004, respectively. The price of scrap steel reached a peak of $440 per net ton in November, 2004. Because of pre-existing contractual pricing terms with most of our customers, we were limited in our ability to pass these and other raw material cost increases to our customers. At the same time, some of our largest trade creditors began to tighten or eliminate credit terms, which increased our working capital requirements. We also experienced operational difficulties at our Pulaski, Tennessee and Racine, Wisconsin light-metals plants.

These financial and operational difficulties impaired our ability to continue to draw on our pre-petition revolving credit facility. In an effort to avoid anticipated defaults under our loan covenants, which would have occurred as of September 30, 2004, we entered into discussions with the agent for our pre-petition lenders, seeking waivers of certain conditions contained in the pre-petition revolving credit facility. We were unable to obtain waivers on acceptable terms and, consequently, the Chapter 11 cases were filed on September 29, 2004.

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

We currently anticipate that all vendors will be paid for all goods furnished and services provided after our bankruptcy filing. As a consequence of our bankruptcy proceedings, pending litigation against our U.S. subsidiaries has been stayed (subject to certain exceptions in the case of governmental authorities), and no party may take any action to pursue or collect pre-petition claims except pursuant to an order of the bankruptcy court.

Two committees, representing unsecured creditors and equity security holders, have been appointed as official committees in the bankruptcy proceedings and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the bankruptcy court. These committees play important roles in the bankruptcy proceedings.

We are unable to predict at this time what treatment will ultimately be accorded to claims of the various creditor classes, nor are we able to predict what treatment will ultimately be accorded to claims arising from intercompany indebtedness, licenses, executory contracts, transfers of goods and services, and other intercompany arrangements, transactions and relationships that were entered into prior to the filing of our bankruptcy. Various parties in the bankruptcy proceedings may challenge these arrangements, transactions and relationships, and the outcome of those challenges, if any, may have an impact on the treatment of various claims under such plan of reorganization.

Business Overview

INTERMET is one of the largest independent producers of ductile iron, aluminum, magnesium and zinc castings in the world. In addition, we provide machining and tooling related to our casting business along with a range of other products and services to the automotive and industrial markets. We specialize in the design and manufacture of highly engineered, cast automotive components for the global light truck, passenger car, light vehicle and heavy-duty vehicle markets. These products are primarily structural and safety components and are used in vehicle powertrain, chassis, brake and body/interior parts.

INTERMET supplies cast products to a broad array of automotive and industrial customers. Original equipment manufacturers (“OEMs”) and Tier 1 and Tier 2 suppliers of automotive components increasingly rely on their suppliers to design and engineer parts based on specific design parameters, including weight, size, cost and performance criteria. In addition, OEMs, Tier 1 and Tier 2 suppliers look to their suppliers to solve problems arising in the design and manufacturing process. We provide a broad range of full-service capabilities, including advanced design and engineering, casting, machining and sub-assembly.

Our ferrous metal products include ductile iron castings and related machining operations. These castings include crankshafts, brackets, bearing caps, steering knuckles, wheel spindles, differential carriers and cases, brake anchors and calipers and suspension control arms. Our light metals products include aluminum, magnesium and zinc castings and related machining operations. These castings include engine covers, brackets, instrument panel frames, connector housings, steering knuckles, airbag controller enclosures, heat sinks, steering column components and windshield wiper motor enclosures.

We provide cast products used by automotive OEMs including, but not limited to, DaimlerChrysler, Ford, General Motors, PSA Peugeot Citroën, Volkswagen, BMW, Honda and Toyota, as well as their leading suppliers, such as Delphi, Visteon, PBR Automotive, TRW, Continental Teves, Knorr, Denso, Metaldyne and Dana.

As of December 31, 2004, our Ferrous Metals segment had a total average straight time casting capacity of 625,000 net tons, a decrease of 18,000 net tons as compared to 643,000 net tons in 2003. The decrease was due to the closure of our Havana, Illinois plant in 2004. Our Light Metals segment has a total average straight time available casting capacity of 75,600 net tons as of December 31, 2004, an increase of 4,000 net tons as compared to 71,600 net tons in 2003.

INTERMET’s casting facilities, including our European facilities, operated at an average annual capacity utilization of 74% in 2004, 68% in 2003 and 70% in 2002.

Acquisitions and Closures

Columbus Machining Closure

In October 2004, we announced the closure of our Columbus Machining Plant, located in Midland, Georgia, which occurred during the first quarter of 2005. As a result of this decision we recorded a $0.3 million restructuring and impairment charge that was primarily comprised of the write-down of inventory. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

Racine Closure

In December 2004, we announced the closure of our Racine (die-casting) Plant and Racine Machining Plant, both of which are located in Sturtevant, Wisconsin. We closed these plants during the second quarter of 2005. As a result of this decision, we recorded a $10.3 million restructuring and impairment charge in 2004. This charge consisted of a write-down of fixed assets of $6.5 million, write-down of inventory of $2.4 million, a pension plan curtailment of $1.2 million and an additional $0.1 million each for severance pay and other contractual benefits included in the collective bargaining agreement that was in place at the plant. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

Decatur Closure

On March 29, 2005, we announced our plan to close our Decatur Foundry located in Decatur, Illinois during the fourth quarter of 2005. See additional discussion in Note 19 to the Consolidated Financial Statements, Subsequent Events.

Porto, Portugal

Pursuant to our agreement dated June 25, 2003 with Melfina — Estudos, Servicos e Participacoes, S.A., we made a final payment in December 2004 to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“Porto Foundry”), which is located in Porto, Portugal. Under the terms of the agreement, we acquired the final 25% of the shares for a cash investment of Euro 4.9 million (approximately $6.2 million). The Porto Foundry is a caster of various ductile-iron automotive components.

Financial Information about Segments

Sales and operating loss for our Ferrous Metals segment in 2004 were $562.6 million and $16.9 million, respectively, compared with sales and operating income of $493.4 million and $13.2 million, respectively, in 2003. Sales and operating loss in our Light Metals segment in 2004 were $274.6 million and $124.6 million, respectively, compared to sales and operating loss of $237.8 million and $44.2 million, respectively, in 2003. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 to the Consolidated Financial Statements, Reporting for Business Segments.

Products, Markets and Sales

We focus on value-added cast metal products, which we supply mainly to the automotive market. In 2004, 2003 and 2002, approximately 95.4%, 94.1% and 95.2% of our sales, respectively, were attributable to the automotive market. Within the automotive market, our products generally fall into four major categories:

•	Chassis and suspension components such as steering knuckles, control arms, steering gear housings, torsion bar adjusters, spindle carriers and spring seats;

•	Powertrain components such as electronic control module housings, engine crankshafts, bearing caps, front covers and cam covers; transmission housings, retainers and bodies; and differential cases, carriers and bearing caps;

•	Brake components such as light vehicle and heavy vehicle calipers, anchors and brackets; and

•	Interior/body components such as steering column and lock housings, electronic enclosures, mirror supports and brackets.

We also manufacture a variety of products for the industrial and appliance markets. In 2004, 2003 and 2002, approximately 4.6%, 5.9% and 4.8% of our sales, respectively, were attributable to the industrial and appliance markets.

Reportable segment sales for continuing operations by market for 2004 were as follows:

	Market
	Automotive	Industrial and Other	Total
Ferrous metals segment	65.8%	0.8%	66.6%
Light metals segment	29.6%	3.8%	33.4%
Total	95.4%	4.6%	100.0%

Reportable segment sales for continuing operations by market for 2003 were as follows:

	Market
	Automotive	Industrial and Other	Total
Ferrous metals segment	66.5%	1.0%	67.5%
Light metals segment	27.6%	4.9%	32.5%
Total	94.1%	5.9%	100.0%

Reportable segment sales for continuing operations by market for 2002 were as follows:

	Market
	Automotive	Industrial and Other	Total
Ferrous metals segment	63.3%	0.8%	64.1%
Light metals segment	31.9%	4.0%	35.9%
Total	95.2%	4.8%	100.0%

All of our foundry facilities that supply the automotive industry have QS-9000 and ISO-9001 or ISO-9002 certification. All of our European and many of our North American operations have been certified to the new TS-16949 quality standard.

We primarily market our products through our own sales and customer service staff. To a limited degree, we use independent sales representatives. INTERMET’s principal sales offices are in Troy, Michigan and Saarbrucken, Germany, but are also supported by a smaller sales office in Tokyo, Japan. We primarily produce to customer orders and do not maintain any significant inventory of finished goods not on order.

Our sales staff acts as a liaison between our customers and our production personnel. Through our applications and product engineering groups, we offer engineering and design capabilities and customer assistance at the design stage of customer programs. We utilize quality assurance representatives and engineers to work with our customers’ manufacturing personnel to detect and avoid potential problems as well as to evaluate new product opportunities. In addition to working with our customers’ design engineers and other technical staff, our product design engineers frequently work closely with customers’ purchasing personnel and our own sales personnel to present our ideas and secure production purchase orders.

We supply cast products to automotive OEMs directly and through Tier 1 and Tier 2 suppliers. During the past three years, net sales to significant customers were as follows (as a percentage of consolidated net sales):

Customer	2004	2003	2002
DaimlerChrysler	11%	10%	18%
Delphi	11%	11%	11%
Ford	9%	11%	12%
Metaldyne	10%	8%	1%
TRW	7%	6%	2%
Visteon	6%	6%	5%
PBR Automotive	5%	6%	5%
General Motors	3%	5%	5%

During the past three years, net sales by market were as follows (as a percentage of consolidated net sales):

	2004	2003	2002
North American light trucks	46%	52%	53%
North American passenger cars	26%	25%	29%
North American heavy vehicles	2%	1%	1%
European light vehicles	17%	13%	9%
European heavy vehicles	4%	3%	3%
Industrial and other	5%	6%	5%

Total	100%	100%	100%

Sales of ferrous metals castings for continuing operations were 478,000, 455,000 and 429,000 net tons in 2004, 2003 and 2002, respectively. The increase in net tons sold in 2004 compared to 2003 is primarily because of increased European sales, the full effect of the consolidation of the Porto Foundry in July, 2003 and the use of our products for a new DaimlerChrysler program in North America. The increase in net tons sold in 2003 compared to 2002 is primarily because of our consolidation of the Porto Foundry’s operating results beginning in July 2003.

Sales of light metals castings were 41,000, 34,000 and 41,000 net tons in 2004, 2003 and 2002, respectively. The increase in net tons sold in 2004 compared to 2003 is primarily because we are supplying products for new programs for DaimlerChrysler and Ford. The decrease in net tons sold in 2003 compared to 2002 was due primarily to lower market demand and the conversion of one high-volume magnesium program to plastic.

Design, Manufacturing and Machining

We have a technical center located in Lynchburg, Virginia, and engineering capability in Troy, Michigan, Saarbrucken, Germany and Tokyo, Japan, that provide development, engineering and design services to our customers. In addition, we provide technical support to all of our plants. We furnish our customers with design support using their native computer-aided design and engineering languages as well as our cast metal process simulation software. Our design and engineering teams also assist our customers in the initial stages of product creation and development.

Our capabilities include computer-aided engineering analysis, design optimization, prototyping, modeling enhancements and testing. We use three-dimensional solid modeling software in conjunction with rapid prototype development, among other computer-aided design techniques, to support our customers in the initial stages of product design and prototype creation. Our goal is to continually improve product quality and performance. We also strive to reduce costs by offering new product solutions that optimize designs, reduce weight, consider the use of alternative materials or incorporate more efficient manufacturing processes. We believe that our design and engineering capabilities serve as a competitive advantage as our customers continue to outsource these critical activities to their suppliers.

Our Ferrous Metals segment produces ductile iron castings. Our ferrous metal castings range from small parts weighing only a few ounces each to products weighing up to 75 pounds each. The ferrous metals cast production process involves melting scrap steel and pig iron in a cupola melter or an electric furnace, adding various alloys and pouring the molten metal into molds made primarily of sand. The molten metal cools and solidifies in the molds. The molds are then broken apart and the castings are removed.

Our Light Metals segment produces castings of aluminum, magnesium and zinc. Our light metal castings range from small products weighing only a few ounces each to products weighing up to 50 pounds each. To produce light metal castings, we use a process called die-casting, in which molten aluminum, magnesium or zinc is introduced into a metal die and solidified. We also produce light metal castings using pressure-counter-pressure casting (PCPC ™), which is a casting method in which molten metal, usually aluminum, is introduced into a permanent die cavity with low-pressure gas applied to the metal in a sealed furnace.

Customers usually specify the properties that are required in their castings, such as strength, ductility and hardness, and we then determine how best to meet those specifications. Constant testing and monitoring of the casting process is necessary to maintain both the quality and performance consistency of the castings. Electronic analysis and monitoring equipment, including x-ray, real-time radioscopy, ultrasonic and magnetic-particle testing and chemical spectroscopy is used extensively in grading scrap metal, analyzing molten metal and testing castings.

Most castings require machining before they can be put to their ultimate use. This machining may include drilling, boring, milling, threading or cutting operations. Many customers provide their own machining for castings or have them machined by third parties. Most of our light metals casting plants have some machining operations integral in the casting operation. We also contract with other companies to machine castings that we produce, before the castings are shipped to customers.

Raw Materials

Scrap steel is the primary raw material that we use to manufacture ferrous metals castings. We purchase scrap steel from numerous sources, using a combination of spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any scrap steel supplier, nor is it generally possible to secure long-term commitments in this market. Sharp increases in scrap steel cost have had a significant negative impact on our financial results and were the major factor in our initiation of our bankruptcy proceedings. As part of our bankruptcy proceedings, we have negotiated revised surcharge policies related to the products in which scrap steel is a major input. These agreements provide for price adjustments that are linked to the change in value of certain steel indices, which we believe are representative of our true scrap costs. These new policies became effective with a majority of our customers on January 1, 2005. In addition, lag times between scrap steel price movements and our ability to adjust prices have been reduced from between one and six months to approximately one month with most of our major customers. Our customers have also agreed in some cases to additional surcharges intended to cover price increases in other materials and transportation.

In our light metals business, our primary raw materials are primary and secondary aluminum alloy and primary magnesium ingots. We purchase aluminum using spot market purchases and short-term contract commitments. We have no material long-term contractual commitments with any aluminum suppliers. We have contractual arrangements with many of our major customers that allow us to adjust our castings prices to reflect fluctuations in the cost of aluminum ingot. Adjustments are typically made after a time period specified by the customers and always lag the market.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risks for further discussion of raw materials purchases.

We had contractual arrangements with some of our suppliers, which expired at various times through 2004, for the purchase of various materials, other than scrap steel, primary and secondary aluminum ingot and primary magnesium ingot, used in the manufacturing process. These contracts provided limited protection against price increases of raw materials. Many of these contracts were renewed in 2004. Other than as noted above, we do not have specific arrangements in place to adjust casting prices for fluctuations in the prices of alloy and other materials.

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

Backlog

Most of our business involves supplying all or a portion of the customer’s requirements under blanket purchase orders that are issued on an annual basis. Customers typically issue firm releases and shipping schedules on a periodic basis, typically monthly or weekly. Many of our customers’ purchase orders permit cancellation of the orders at any time at the convenience of the customer. Our backlog at any time generally consists only of the orders that have not been released for shipment.

Competition

We compete with many other foundries domestically and internationally. Some of these foundries are owned by major users of castings. For example, many automobile manufacturers in North America and Europe, which are among our customer base, operate their own foundries. However, they also purchase a significant number of castings from INTERMET and other companies. Our castings also compete, to some degree, with other types of metal castings, plastics, and steel and aluminum forgings and stampings.

The machining industry is highly fragmented and competitive. As in the foundry industry, major purchasers of machined components often have significant in-house capabilities to perform their own machining work.

We compete primarily on the basis of product quality, engineering, service and price. We emphasize our ability to produce complex products in order to compete for value-added castings.

Research and Development

We conduct process, material and product development programs for both our ferrous metals and light metals products, principally at a technical center and a research foundry in Lynchburg, Virginia. In addition, we established an engineering center at our European headquarters in Saarbrucken, Germany in 2003. This facility complements the capabilities of the Lynchburg Technical Center and our engineering capability in Troy, Michigan to facilitate a global network of engineering research and development operations.

Current research and testing projects encompass both new manufacturing processes and materials and product development. Our research foundry has a self-contained melting and molding facility with extensive metallurgical, physical and chemical testing capabilities. Our work on new manufacturing processes focuses on ways to lower costs and improve quality. Our product development work includes projects to extend the performance range for existing materials such as with austempering of ductile iron and special alloying for creep-resistant magnesium alloys. In addition, we are currently working to develop new materials, improve manufacturing processes and improve material properties. We directly expensed $1.5 million, $1.2 million and $1.3 million in 2004, 2003 and 2002, respectively, for basic research and development.

Employees

At April 30, 2005, we had 5,311 employees, comprised of 3,880 and 1,431 employees in North America and Europe, respectively. Our workforce included 3,183 and 1,190 hourly manufacturing workers in North America and Europe, respectively. The remaining employees are management, engineering, sales and clerical personnel.

Financial Information About Geographic Areas

Long-lived and deferred tax assets were located as follows for 2004, 2003 and 2002 (in thousands of dollars):

For the year ended December 31,

	2004	2003	2002
Identifiable assets in:
North America	$357,260	$560,117	$683,775
Europe	$155,563	$126,567	$80,323
Total	$512,823	$686,684	$764,098

Sales by geographic locations for external customers for 2004, 2003 and 2002 were as follows (in thousands of dollars):

For the year ended December 31,

	2004	2003	2002
Sales to external customers:
North America	$658,987	$604,218	$663,648
Europe	$175,842	$117,096	$88,506
Other International	$2,344	$9,853	$3,583
Total	$837,173	$731,167	$755,737

Available Information on our Website

Our website address is http://www.intermet.com. We make available on our website, free of charge, the periodic reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”), as well as all amendments to these reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

ITEM 2. PROPERTIES

The following are our 18 domestic and international manufacturing locations and the types of products produced at each location as of December 31, 2004:

Name of Plant	Location	Type of Products
Ferrous Metals Segment:
INTERMET Archer Creek Foundry	Lynchburg, Virginia	Ductile iron castings
INTERMET Columbus Foundry	Columbus, Georgia	Ductile iron castings
INTERMET Columbus Machining[1]	Midland, Georgia	Machined and assembled components
INTERMET Decatur Foundry[2]	Decatur, Illinois	Ductile iron castings
INTERMET Hibbing Foundry	Hibbing, Minnesota	Ductile iron castings
INTERMET Neunkirchen Foundry	Neunkirchen, Germany	Ductile iron castings

[1]	Closed during the first quarter of 2005.

[2]	On March 29, 2005, we announced our plans to close the Decatur Foundry during the fourth quarter of 2005.

INTERMET New River Foundry	Radford, Virginia	Ductile iron castings
INTERMET Ueckermunde Foundry	Ueckermunde, Germany	Ductile iron castings
INTERMET Porto Foundry	Porto, Portugal	Ductile iron castings
Light Metals Segment
INTERMET Hannibal Plant	Hannibal, Missouri	Magnesium cold-chamber die-castings
INTERMET Jackson Casting and PCPC™ Plants	Jackson, Tennessee	Aluminum die-castings, and aluminum pressure-counter-pressure castings (PCPC™)
INTERMET Minneapolis Plant	Minneapolis, Minnesota	Aluminum die-castings
INTERMET Monroe City Plant	Monroe City, Missouri	Aluminum and zinc die-castings
INTERMET Palmyra Plant	Palmyra, Missouri	Magnesium die-castings
INTERMET Pulaski Plant	Pulaski, Tennessee	Aluminum die-castings
INTERMET Racine Machining[3]	Racine, Wisconsin	Machined and assembled components
INTERMET Racine Plant[3]	Racine, Wisconsin	Aluminum die-castings
INTERMET Stevensville Plant	Stevensville, Michigan	Aluminum pressure-counter-pressure castings (PCPC™)

All of our manufacturing locations are owned, except the Jackson Plants and Columbus Foundry facilities, which are leased pursuant to financing arrangements utilizing industrial revenue bonds. All of our U.S. owned properties are subject to liens securing bank borrowings. For further information on debt, see discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 8 to the Consolidated Financial Statements, Debt.

We own a research and development foundry and lease a technical center, both located in Lynchburg, Virginia, and lease a management information systems data center in Columbus, Georgia. We also lease a headquarters office, which is located in Troy, Michigan, and a European headquarters, which is located in Saarbrucken, Germany. The lease for our executive office in Troy, Michigan expires on October 31, 2005 and we will be required to vacate our current space at that time. We expect to be entering into a lease for new comparable office space in the Troy, Michigan area.

ITEM 3. LEGAL PROCEEDINGS

On September 29, 2004, INTERMET Corporation and 17 of its wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. The Chapter 11 cases have been consolidated for the purposes of joint administration as In re: INTERMET Corporation, et al (Case No. 04-67597). Subsidiaries other than the above described domestic subsidiaries, including foreign subsidiaries, not parties to the Chapter 11 cases are operating in the normal course. For further discussion, see Item 1, Business, “Proceedings Under Chapter 11 of the Bankruptcy Code.”

On March 14, 2002, we entered into a consent order with the U.S. Environmental Protection Agency (“USEPA”), which requires investigation of the nature and extent of any hazardous waste disposed of at our Radford, Virginia

[3]	Scheduled to be closed during the second quarter of 2005.

facilities. We entered into this consent order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have adversely affected or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.5 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts we have accrued.

We received a Notice of Violation from the Illinois EPA dated March 11, 2005 in connection with alleged releases of contaminants to the soil and groundwater at our Havana, Illinois foundry, which is closed. We have proposed to address the allegations contained in the notice by continuing our remediation activities at the property, as we have been doing for the past several years pursuant to the Illinois Site Remediation Program. To date, the Illinois EPA has not responded to our proposal. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

We received a separate Notice of Violation from the Illinois EPA dated April 20, 2005 in connection with alleged releases of contaminants to the soil and groundwater at our Decatur, Illinois foundry. We have not yet responded to the notice. Although we cannot predict the amount of any potential fines or penalties, we do not believe that they would be material to our business or financial condition.

We are also a party to a number of other legal proceedings in the ordinary course of our business, most of which were stayed upon the filing of our bankruptcy cases on September 29, 2004. We do not believe that such pending or threatened legal proceedings will have a material adverse effect on our consolidated financial position or results of operations or liquidity, taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the Consolidated Financial Statements, Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 1, 2004, we received a written notice from The NASDAQ Stock Market (“Nasdaq”) that our shares of common stock would be delisted at the opening of business on October 12, 2004 in accordance with Marketplace Rule 4815(a), based on Nasdaq’s determination that we did not comply with the continued listing requirements under Marketplace Rules 4300 and 4450(f). Since October 12, 2004, our common stock, $0.10 par value, has been traded on the Pink Sheets under the symbol “INMTQ” and had a closing price of $0.13 on June 14, 2005. On June 14, 2005, there were approximately 460 record holders of our common stock. The following table sets forth the high and low sale prices of our common stock for each calendar quarter during our last two fiscal years:

	Three months ended
	March 31	June 30	September 30	December 31
2004
Share prices
- High	$5.80	$4.83	$4.25	$0.34
- Low	$4.01	$3.55	$0.25	$0.08

2003
Share prices
- High	$4.40	$4.00	$4.70	$5.61
- Low	$3.26	$3.06	$3.33	$4.14

During 2004, 2003 and 2002, we declared and paid dividends of approximately $2.1 million, $4.1 million and $4.1 million, respectively ($0.04 per share per quarter during 2002 and 2003, and $0.04 per share in the first and second quarters of 2004). On July 15, 2004 the Board of Directors declared a dividend of $0.01 per share for the third quarter of 2004. However, on September 22, 2004, the Board of Directors decided, in view of our financial condition, to suspend payment of this dividend. No dividend was declared for the fourth quarter of 2004. Under our loan agreements, we are subject to restrictions on the payment of dividends. As of December 31, 2004, no retained earnings were available for the payment of dividends under those agreements. For further discussion of debt, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements, Debt.

We have not sold unregistered securities during the past three years.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2000	2001	2002	2003	2004
STATEMENT OF OPERATIONS DATA (in thousands of dollars)
Net sales (a)(b)(g)	$956,174	$782,884	$755,737	$731,167	$837,173
Income (loss) from continuing operations (c)(d)(e)(f)(h)	38,866	(6,964)	10,476	(82,337)	(270,670)
Cumulative effect of change in accounting, net of tax (e)	—	—	481	—	—
Net income (loss) (c)(d)(e)(f)(g)(h)	40,908	(8,703)	9,003	(98,913)	(273,628)

SHARE DATA (in thousands, except per share data) Income (loss) from continuing operation per common share — diluted	$1.53	$(0.27)	$0.40	$(3.22)	$(10.57)
Cumulative effect of change in accounting, net of tax per common share — diluted	—	—	$0.02	—	—
Net income (loss) per common share — diluted	$1.61	$(0.34)	$0.35	$(3.87)	$(10.69)
Cash dividends declared per common share (i)	$0.16	$0.16	$0.16	$0.16	$0.08
Weighted average common shares outstanding — diluted	25,438	25,359	25,878	25,581	25,607

BALANCE SHEET DATA (in thousands of dollars) Total assets (a)(b)(c)(d)(e)(h)	$918,796	$840,539	$764,098	$686,684	$512,823
Total debt	399,166	363,422	280,103	293,543	188,210
Total Liabilities Subject to Compromise (j)	—	—	—	—	250,464
Shareholders’ equity (c)(d)(e)(h)	279,408	253,280	257,569	162,137	(108,655)

(a)	In March 2000, we experienced an explosion at our New River Foundry causing a loss in business when the automotive industry was at a peak.

(b)	In October 2000, we sold our interest in Iowa Mold Tooling Co. Inc.

(c)	We recorded pretax restructuring and asset impairment charges, excluding goodwill, of $32.2 million, $10.0 million, $13.5 million and $7.5 million in 2004, 2003, 2001 and 2000, respectively. These charges have had a negative impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity. For further discussion about asset impairment and shutdown costs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements, Restructuring and Impairment Charges.

(d)	We recorded pretax goodwill impairment charges of $165.9 million and $51.1 million in 2004 and 2003, respectively. These charges have had a negative impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity. For further discussion about the impairment charge, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 to the Consolidated Financial Statements, Goodwill.

(e)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized but is subject to annual impairment tests. This has had a positive impact on our income (loss) from continuing operations, net income (loss), total assets and shareholders’ equity in 2002. Goodwill amortization, net of taxes, was $5.3 million in both 2001 and 2000. As required under SFAS No. 142, we wrote off negative goodwill of $0.5 million, net of taxes, as a cumulative effect of a change in accounting principle.

(f)	In June 2002, we completed a senior note offering of $175.0 million. The net proceeds of the senior note offering were used to pay off the then-existing balance of a bank term loan ($161.7 million) and for working capital purposes. Unamortized financing costs of $927,000 were written off as interest expense as a result of the extinguishment of debt. This had a negative impact on our income (loss) from continuing operations and net income (loss) in 2002. In September 2004, the remaining $4.0 million of capitalized debt issuance costs were written-off in order to reflect the debt balance at the estimated amount of the claim that is expected to be allowed in the Chapter 11 proceedings. For further discussion about debt, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements, Debt.

(g)	Our Frisby and Radford Foundry operations became discontinued operations in the third quarter of 2003 and fourth quarter of 2003, respectively. Therefore, the historical financial results of Frisby and the Radford Foundry, including sales, are aggregated and reported as income (loss) of discontinued operations, net of tax. For further discussion about discontinued operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements, Discontinued Operations.

(h)	We recorded a valuation reserve against our domestic net deferred tax assets of $42.9 million and $23.9 million for our continuing operations and of $41.8 million and $29.7 million in total for 2004 and 2003, respectively. This is due to the accumulation of losses experienced at our domestic operations from 2001 to 2004. This had a negative impact on our income (loss) from continuing operations, income (loss) of discontinued operations, total assets and shareholders’ equity. For further discussion about the provisions, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements, Income Taxes.

(i)	We declared a $0.04 per-share dividend in each of the first two quarters of 2004. We declared dividends of $0.16 per share in each of the years of 2003, 2002 and 2001. However, the fourth quarter $0.04 per share dividend was paid in January of 2004, 2003 and 2002, respectively.

(j)	On September 29, 2004, INTERMET Corporation and 17 of its wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Michigan. As a result of these filings, we recorded “Liabilities subject to compromise” which refers to unsecured liabilities of the debtor entities incurred prior to September 29, 2004. The amounts of the various liabilities that are subject to compromise are $250.5 million, which is an estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Quantitative and Qualitative Disclosures about Market Risks contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in these sections, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of INTERMET or its management, are not guarantees of future performance and involve risks and uncertainties. We undertake no obligation to publicly update or revise any forward-looking statements. The following factors are important and should be considered carefully in connection with any evaluation of INTERMET’s business, financial condition, results of operations and prospects. The following factors could cause our actual results to differ materially from those reflected in any forward-looking statements we may make from time to time. The factors identified here do not represent an exhaustive list of potential risks involved in our business and we undertake no obligation to publicly update or revise the following risk factors:

•	On September 29, 2004, we and seventeen of our wholly-owned domestic subsidiaries filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, and we are currently operating as debtors-in-possession under the supervision of the bankruptcy court. Although we are working to develop and obtain confirmation of a plan of reorganization, we need to secure adequate equity and/or debt financing to do so to fund payments under a plan and to provide adequate liquidity for our post-bankruptcy operations. Our inability to timely exit bankruptcy could materially and adversely impact our business if it affects our ability to obtain new product awards or renewals of existing product awards from our customers.

•	In connection with our September, 2004 bankruptcy filing we entered into a debtor-in-possession revolving credit facility in October, 2004, which expires in October 2005. This facility contains a number of financial covenants and other requirements. We rely on this facility to fund our operations and provide necessary liquidity during the pendency of our Chapter 11 proceeding. Our business would be materially and adversely impacted if we were unable to borrow under this facility due to our failure to meet the covenants and other conditions required for continued borrowings under this facility.

•	Sales to the automotive industry accounted for substantially all of our sales in 2004. In addition, our automotive sales are highly concentrated among a few major customers, and our products are generally sold for specific vehicle programs. Therefore, the loss of any significant customer or vehicle program could have a material adverse effect on our business. Additionally, sales of our products are dependent on unit sales of the applicable vehicle models and any reduction in sales or failure to meet sales estimates of vehicle models could also have a material adverse effect on our business.

•	As is typical in the automotive supply industry, we have no long-term contracts with our customers for most of the products that we supply. While our customers provide annual estimates of their requirements and update those estimates from time to time throughout the year, most of our sales are made on a short-term purchase order basis, which generally can be terminated by the customer.

•	If one or more of our customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of our accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on our financial condition.

•	A challenge that we and other automotive industry suppliers face is the pressure from our customers to reduce the prices we charge for our products. To the extent this trend continues, it puts pressure on our margins and profitability, and could have a material and adverse effect on our financial condition.

•	The automotive industry is cyclical and dependent on consumer spending. General economic factors that adversely affect automotive sales could adversely impact our business. In addition, our business is seasonal due to lower sales in the third and fourth quarters due to the pass-through effect of plant closings by OEMs for holidays, vacations and model changeovers. Nevertheless, a substantial percentage of our costs are generally not seasonal due to our need for continued expenditures for capital equipment, product development and ongoing production improvements and support, as well as other factors, making it difficult for us to significantly reduce operating expenses in a particular period even if our net sales forecasts for that period are less than other periods.

•	Our product lines are subject to change as OEMs introduce new or redesigned products and vehicles. We compete for new business both at the beginning of the development phase of new vehicles, which generally begins two to five years prior to the marketing and public sale of models based upon such vehicles, and upon redesign of existing vehicles. Our sales would be adversely affected if we fail to obtain business for new vehicles, or fail to retain or increase business on redesigned existing vehicles.

•	The substantial increases in scrap steel and other raw material costs that we have experienced were the primary factors leading to our bankruptcy filing in September of 2004. Energy costs have also risen. If raw material and energy costs continue to increase, and we are unable to pass a substantial portion of those costs on to our customers on a timely basis, it could have a material adverse effect on our financial condition.

•	We are substantially leveraged and must generate enough cash to make required interest and other payments under our debtor-in-possession revolving credit facility. In the event we do not generate enough cash, a default would occur under the facility unless the lenders agreed to an amendment or a waiver. Any default would have a material adverse effect on our business. Additionally, our debt under the facility accrues interest at a rate that varies with prevailing market rates. Therefore, increases in market interest rates would increase our interest payment obligations under the facility and could have a material adverse effect on our financial condition.

•	A substantial percentage of our hourly employees, as well as those of our OEM and Tier 1 customers, are represented by labor unions and work pursuant to collective bargaining agreements. Our failure, or the failure of any of our significant customers, to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our business.

•	We operate production facilities in Germany and Portugal, in addition to our production facilities in the United States, that expose us to the risks associated with non-U.S. operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with the law and other regulatory requirements of non-U.S. jurisdictions; (iii) overlapping and potentially inconsistent tax structures; and (iv) possible restrictions or limitations imposed on the repatriation of funds. Any of these risks could lave a material adverse effect on our business or financial condition.

•	We are subject to U.S. and non-U.S. environmental laws and regulations governing the emission, discharge, generation, handling, storage, transportation, treatment and disposal of hazardous and waste materials and the clean-up of contaminated property. Although we have made and continue to make expenditures to comply with environmental laws and regulations, future compliance with these laws may have a material adverse effect on our business or financial condition. Additionally, if an improper release of hazardous materials occurs on or from our property or from any offsite disposal site that receives or has received such materials from us or any of our predecessors, or if contamination is discovered at any of our or our predecessors current or former properties, we could be held liable for such release or for the cost to remediate contaminated property, and such liability could have a material adverse effect on our financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including “Item 1. Business”, “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be materially affected by the uncertainties and risk factors described throughout this report.

Accounting Impact of Restructuring Proceedings

As described above, on September 29, 2004 INTERMET and 17 of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Pursuant to AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, our prepetition liabilities that are subject to compromise are reported separately in the consolidated balance sheet at the expected amount of the allowed claims. Note 2 to our consolidated financial statements, “Voluntary Reorganization under Chapter 11 and Administration”, includes the detail of “Liabilities subject to compromise” as of December 31, 2004. We also recorded reorganization-related expenses of $14.8 million for the year ended December 31, 2004. See Note 1 to our consolidated financial statements in Item 8 of this report for further information concerning our bankruptcy proceedings.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. There were no material changes in the methods or policies used to establish estimates and assumptions in 2004. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, long-lived asset impairment, pension and other postretirement benefit obligations, accruals related to litigation and environmental costs and valuation reserves for deferred tax assets. Actual results may differ from the estimates provided.

Our critical accounting policies and estimates are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, title has transferred, the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are primarily based on factors such as historical sales returns, credit memo activities and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional provisions against our revenue would result.

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

Inventory Valuation

We regularly assess the valuation of our inventories and write down those inventories that are obsolete or have estimated realizable value less than their cost. Our estimates of realizable value are based on our analyses and assumptions including, but not limited to, expected inventory useful lives and our production plans and future demand requirements. If actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down.

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

Income Taxes and Deferred Tax Assets and Liabilities

We account for taxes on income using the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using statutory tax rates.

We regularly assess the likelihood that the deferred tax assets, including net operating loss carryforwards, are recoverable. This process requires substantial management judgment. To the extent that we believe the recoverability is less than likely, we will establish a valuation reserve against the deferred tax assets. Actual results could differ from our estimates and such differences could be material to the financial statements. For the year ended December 31, 2004, we recorded a valuation reserve of $42.9 million against our domestic net deferred tax assets due to the accumulation of losses experienced at our domestic operations between 2002 and 2004.

There are limitations on the use of operating loss carryforwards included in the deferred tax assets. Domestic operating loss carryforwards have a life of 15 to 20 years.

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

We may hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt, foreign currency fluctuations for transactions with our overseas subsidiaries and customers and purchase commitments for certain raw materials used in our production processes.

At December 31, 2002, we held an interest rate swap agreement, with a notional amount of $50 million, to hedge interest rate risk. This derivative qualified for hedge accounting. Under the terms of the interest rate swap agreement, we paid a fixed rate and received a variable rate. This instrument was valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate curves. We did not change our methods of calculating these fair values or developing the underlying assumptions. The value of this derivative changed over time as cash receipts and payments were made and as market conditions changed. The interest rate swap agreement expired in October 2003.

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. To hedge our European operations, we had outstanding foreign exchange contracts with a notional amount of Euro 15.5 million (approximately $19.1 million) and Euro 15.9 million (approximately $16.7 million) at December 31, 2003 and 2002, respectively. We had no outstanding foreign exchange contracts at December 31, 2004. The market value of such foreign exchange contracts was minimal at December 31, 2003 and 2002.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and/or foreign currency hedges, as the counter parties are established, well-capitalized financial institutions. Information about the fair values, notional amounts and contractual terms of these instruments can be found in Note 18, Derivative Financial Instruments, to our Consolidated Financial Statements.

In addition to these derivative financial instruments, we have other contracts that have the characteristics of derivatives but are not required to be accounted for as derivatives. These contracts for the physical delivery of commodities qualify for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as we take physical delivery of the commodity and use it in the production process. This exception is an election and, if not elected, these contracts would be carried in the balance sheet at fair value with changes in the fair value reflected in earnings. These contracts are used to cover our raw materials and energy purchases.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of assets, including goodwill, and liabilities are assigned to each reporting unit. We then determine the fair value of each of our two reporting units based on a combination of an income method, which estimates the fair value of our reporting units based on future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. If the carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation.

Assumptions including, but not limited to, future growth rates and discount rates are used in our goodwill testing. These assumptions may be affected by factors such as market conditions, which are beyond our control.

Long-Lived Assets Other Than Goodwill

We evaluate our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amount of a long-lived asset is considered to be not recoverable if it exceeds our estimates of its undiscounted future cash flows based on our operation forecasts. Impairment charges will be measured and recorded as the amount by which the carrying values of the long-lived assets exceed their fair values.

Litigation and Contingencies

We are a defendant in a number of claims, legal proceedings and other contingencies in the ordinary course of our business. We accrue our best estimate of the cost for the resolution of these contingencies where we are able to estimate the cost and where we have determined that it is probable that we will incur them in accordance with SFAS No. 5, “Accounting for Contingencies”. At present, we do not believe that any of our current legal proceedings will have a material adverse effect on our results of operations. To the extent additional information arises, it is possible that our best estimate of our probable liability in these matters could change. We recognize the costs of defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

We are subject to examination from domestic and foreign tax authorities regarding the amount of taxes we owe. These examinations include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various tax filing positions, we record reserves for potential exposures. To the extent we were to prevail in matters for which accruals have been established or we were required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted. However, based on our evaluation of tax positions, we believe we have appropriately accrued for probable exposures. The United States Internal Revenue Service completed its examination of our 2001 tax year during the second quarter of 2004. We received refunds of $2.7 million in 2004 attributable to the audit of our 2001 federal tax return and resulting carryback claims to our 2002, 1999 and 1996 tax returns.

Retirement Benefits

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our benefit plans are evaluated periodically by management with the assistance of independent actuaries. Critical assumptions such as the discount rate, expected long-term rate of return on plan assets and health care cost trend rates are evaluated and updated at least annually. The discount rate used in determining the actuarial present value of the projected benefit obligations was 5.75% and 6.00% in 2004 and 2003, respectively. The expected long-term rate of return on plan assets used in calculating net pension expense is based on the historical and projected rates of return on the types of plan assets in which the plans are targeted to be invested. The expected long-term rate of return was 8.50% and 8.75% for 2004 and 2003, respectively. We develop our estimate of health care cost trend rates through the review of our recent health care cost trend and discussions with our actuaries. As of December 31, 2004, we assumed that the health care cost trend rates will gradually decrease from 10.5% in 2004 to 5.0% in 2015. The assumed health care cost trend rate for 2005 is 10.0%. A one-percentage-point increase or decrease in the assumed health care cost trend rates would have increased and decreased our 2004 postretirement benefit obligations by $2.3 million and $2.1 million, respectively.

Results of Operations

2004 Compared to 2003

For the year ended December 31, 2004, we had sales from continuing operations of $837.2 million compared to sales of $731.2 million in 2003, an increase of $106.0 million, or 14.5%. Sales for the Ferrous Metals segment were $562.4 million in 2004 compared with $493.4 million in 2003, an increase of $68.8 million, or 13.9%. European sales during 2004 were $175.8 million, an increase of $59.4 million or 51% as compared to $116.4 million in 2003. European sales are included in our Ferrous Metals segment. The increase in the Ferrous Metals segment sales was attributable to higher sales volume, the consolidation of the financial results of our Porto Foundry beginning in July 2003 and favorable foreign currency exchange on European sales. Our Porto Foundry had sales of $42.2 million in 2004 compared to $14.6 million during the period from July 1, 2003 to December 31, 2003, an increase of $27.6 million. Sales in the Light Metals segment were $274.6 million in 2004 compared with $237.8 million in 2003, an increase of $36.8 million or 15.5%.

Our gross profit for 2004 of $16.2 million was 1.9% of sales compared with gross profit for 2003 of $63.8 million representing 8.7% of sales. The decrease in gross profit margin was primarily due to increased cost of raw materials, especially scrap steel. Other items affecting gross margin were increased pricing pressure from our customers, start-up costs associated with product launches, cost savings programs and new technology implementation.

Selling, general and administrative expenses increased by $3.9 million from $39.4 million in 2003 to $43.3 million in 2004 and decreased as a percent of sales from 5.4% in 2003 to 5.1% in 2004. The increase in total expense was primarily attributable to the consolidation of our Porto Foundry’s operating results beginning in July 2003, customer support costs and the start up of our European engineering center.

We recorded a goodwill impairment charge of $165.9 million in 2004. This impairment charge was quantified during impairment testing as of the end of the third quarter, which indicated that the carrying value of both the Ferrous Metals and the Light Metals reporting units were in excess of fair value, causing the entire carrying value of goodwill of $165.9 million to be written off. Restructuring and impairment charges of $32.2 million were also recorded in 2004. These charges consisted of $10.3 million for our Racine Plant shutdown, $0.3 million for our Columbus Machining Plant shutdown, an additional $1.7 million of costs relating to our Havana Foundry closing that was announced in 2003, the write-down of impaired fixed assets of $19.6 million and other write-downs of $0.3 million. Impairment charges of $10.0 million were recorded in 2003, including an $8.5 million charge for the closure of our Havana Foundry, and $1.5 million in write-downs of other long-lived assets. Reorganization related expenses of $14.8 million were also recorded in 2004, consisting primarily of professional fees and writeoff of capitalized debt issuance costs in connection with our bankruptcy proceedings.

Net interest expense for the years ended December 31, 2004 and 2003 was $30.5 million and $29.9 million, respectively. The increase was the result of higher interest rates on our debt, partially offset by $4.3 million for the cessation of interest expense accrual on our senior notes after our bankruptcy filing on September 29, 2004.

Net other expense of $0.5 million for 2004 was mainly comprised of a loss on disposal of fixed assets.

The effective income tax expense rate for 2004 was (0.3)%, primarily due to the recording of a valuation reserve against our domestic net deferred tax assets on continuing operations of $42.9 million and the fact that there was no tax benefit on the non-deductible goodwill impairment charge of $141.5 million. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13 to our Consolidated Financial Statements, Income Taxes.

Loss from continuing operations for 2004 was $270.7 million compared to the loss from continuing operations of $82.3 million in 2003. The decrease of $188.4 million in income from continuing operations was due to reduced gross profit resulting from the increase in the price of scrap steel and other raw materials, the 2004 pre-tax goodwill impairment charge of $165.9 million (an increase of $114.8 million compared to the 2003 charge of $51.1 million), the 2004 pre-tax restructuring and impairment charges of $32.2 million (an increase of $22.2 million compared to the 2003 charge of $10.0 million) and the 2004 reorganization charges of $10.8 million.

Our net loss for 2004 was $273.6 million compared to a net loss of $98.9 million in 2003. Diluted earnings per share decreased from diluted loss per share of $3.87 in 2003 to diluted loss per share of $10.69 in 2004. The decrease was mainly because of the factors described above, plus our loss from discontinued operations of $3.0 million.

2003 Compared to 2002

For the year ended December 31, 2003, we had sales from continuing operations of $731.2 million compared to sales of $755.7 million in 2002, a decrease of $24.5 million, or 3.2%. Sales for the Ferrous Metals segment were $493.4 million in 2003 compared with $484.1 million in 2002, an increase of $9.3 million, or 1.9%. European sales during 2003 were $116.4 million, an increase of $28.4 million or 32.3% as compared to $88.0 million in 2002. European sales are included in our Ferrous Metals segment. The overall increase in the Ferrous Metals segment sales was mainly attributable to the consolidation of our Porto Foundry beginning in July 2003 and favorable foreign currency exchange on European sales. Our Porto Foundry had sales of $14.6 million during the period from July 1, 2003 to December 31, 2003. These sales increases in the Ferrous Metals segment were partly offset by lower volumes resulting from a decrease in vehicle production in North America and Europe by 3.1% and 0.8%, respectively. The favorable effect of changes in exchange rates on 2003 European sales was $18.9 million, or 19.4%, when compared with European sales using exchange rates for 2002. Sales in the Light Metals segment were $237.8 million in 2003 compared with $271.6 million in 2002, a decrease of $33.8 million, or 12.4%. The decrease was due to lower production volumes on the vehicle programs that we supply.

Our gross profit for 2003 of $63.8 million was 8.7% of sales compared with gross profit for 2002 of $72.5 million representing 9.6% of sales. The decrease in gross profit margin was because of lower sales volume, increased pricing pressure from our customers, increased cost of raw materials, especially scrap steel, inefficiencies associated with product launches and start-up expenses associated with cost savings programs and new technology implementation.

Selling, general and administrative expenses increased by $6.6 million from $32.8 million in 2002 to $39.4 million in 2003, and increased as a percent of sales from 4.3% in 2002 to 5.4% in 2003. The increase was attributable to the consolidation of our Porto Foundry beginning in July 2003, customer support costs and the start up of our European engineering center. A goodwill impairment charge of $51.1 million was recorded in 2003. This impairment charge was determined during our annual impairment testing, which indicated that the carrying value of the Light Metals reporting unit was in excess of its fair value. Additional restructuring and impairment charges of $10.0 million were recorded in 2003, including an $8.5 million charge for the closure of our Havana Foundry and $1.5 million in write-downs of other long-lived assets.

Net interest expense for the years ended December 31, 2003 and 2002 was $29.9 million and $28.3 million, respectively. The increase was the result of higher interest rates on our senior notes, along with the consolidation of our Porto Foundry beginning in July 2003.

Net other income of $2.0 million for 2003 was mainly comprised of a $1.5 million gain on disposal of fixed assets.

In 2003, the Company recorded tax expense of $18.5 million on a pre-tax net loss of $80.4 million, primarily due to the recording of a valuation reserve against our domestic net deferred tax assets on continuing operations of $23.9 million and the fact that there was no tax benefit on our non-deductible goodwill impairment charge of $39.3 million. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13, Income Taxes, to our Consolidated Financial Statements.

Loss from continuing operations for 2003 was $82.3 million compared to income from continuing operations of $10.5 million in 2002. The decrease in income from continuing operations was mainly because of the pre-tax goodwill impairment charge of $51.1 million, the pre-tax restructuring and impairment charges of $10.0 million and the recording of a valuation reserve against our domestic net deferred tax assets for continuing operations of $23.9 million. There was no tax benefit on the goodwill impairment charge or the restructuring and impairment charges. The deterioration in our profitability was also the result of lower sales volumes and selling prices, as well as higher raw material costs, particularly scrap steel. Foreign exchange rates had a $0.9 million favorable impact on our 2003 after-tax operating results when compared with exchange rates for 2002.

The net loss for 2003 was $98.9 million compared to a net income of $9.0 million in 2002. Diluted earnings per share decreased from diluted earnings per share of $0.35 in 2002 to diluted loss per share of $3.87 in 2003. The decrease was due mainly to factors described above, plus the after-tax loss from discontinued operations of $16.6 million.

Goodwill Impairment

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is reviewed for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. In the second quarter of 2002, with the assistance of an independent valuation firm, we performed our initial impairment test on our goodwill as of January 1, 2002. In addition, we performed our annual impairment test of goodwill as of November 30, 2002. Both tests indicated that goodwill was not impaired as of those dates.

In December 2003, with the assistance of an independent valuation firm, we performed our annual impairment test of goodwill as of November 30, 2003. Under the first step of the annual impairment test, the fair values of our Ferrous Metals reporting unit and Light Metals reporting unit were determined based on a combination of an income method, which estimates the fair value based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. Under the income method, we assumed a cash flow period of 10 years, a discount rate of 11.5%, a compound annual growth rate of 4.5% and 7.7% for Ferrous Metals reporting unit and Light Metals reporting unit, respectively, for the ten year period and a terminal growth rate of 1.0%. Due to the erosion of the profitability of the Light Metals reporting unit and the revision of our forecast as a result of the changing market conditions, our estimated discounted cash flows from the Light Metals reporting unit decreased as compared to our impairment tests performed in 2002. Based on the first step of the impairment test, we determined that the carrying value of the Light Metals reporting unit was in excess of its fair value as of November 30, 2003. Accordingly, we were required to perform the second step of the impairment test on the Light Metals reporting unit to determine the amount of the impairment. The second step of the impairment test indicated that the pre-tax goodwill impairment charge was $51.1 million, which is reported as “Goodwill Impairment Charge” in the accompanying statements of operations in 2003.

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

Plant Closures and Dispositions

Racine Closure

In December 2004, we announced the closure of our Racine Plant and Racine Machining Plant, both of which are located in Sturtevant, Wisconsin. We closed these plants during the second quarter of 2005. We recognized plant closure and asset impairment charges in 2004 of $10.3 million. See additional discussion in Note 5 to our Consolidated Financial Statements, Restructuring and Impairment Charges.

Columbus Machining Closure

In October 2004, we announced the closure of our Columbus Machining Plant, located in Midland, Georgia. We closed this plant during the first quarter of 2005. We recognized plant closure costs of $0.3 million. See additional discussion in Note 5 to our Consolidated Financial Statements, Restructuring and Impairment Charges.

Havana Foundry Closure

In December 2003, we decided to close our ductile iron foundry in Havana, Illinois. The Havana Foundry manufactured ductile iron components for the automotive industry, and had approximately 33 salaried and 141 hourly employees. The plant closure was completed in 2004.

Due to the announced closing, we recorded an $8.5 million pre-tax charge during the fourth quarter of 2003. In 2004 we recognized an additional $1.7 million pre-tax impairment charge. These charges are included in the “Restructuring and impairment charges” in the accompanying statements of operations. See additional discussion in Note 5 to our Consolidated Financial Statements, Restructuring and Impairment Charges.

Sale of Frisby P.M.C., Incorporated Assets

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid by July 31, 2008. This transaction resulted in an after-tax loss of $0.1 million. See additional discussion in Note 5 to our Consolidated Financial Statements, Restructuring and Impairment Charges.

Radford Foundry Closure

In May 2003, we decided to close our foundry in Radford, Virginia due to changes in market conditions and production technology, as well as a substantial investment in environmental controls that would have been necessary for continued operation. The facility is included in the Ferrous Metals segment in Note 14 to our Consolidated Financial Statements, Reporting for Business Segments. The Radford Foundry had revenues of $34.8 million and $45.6 million for the years ended December 31, 2003 and 2002, respectively.

As a result of the decision to close the Radford Foundry, we recorded $11.6 million in pre-tax charges during the second quarter of 2003. The Radford Foundry was closed, and all the hourly employees and substantially all the salaried employees were terminated by December 2003. We expect to incur environmental remediation costs in connection with the Radford Foundry, which are discussed in Note 11 to our Consolidated Financial Statements, Commitments and Contingencies. See also additional discussion in Note 5 to our Consolidated Financial Statements, Restructuring and Impairment Charges.

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

Deferred Tax Charges

During 2004, we recorded a valuation reserve against our domestic net deferred tax assets of $42.9 million. This is due to the accumulation of losses experienced at our domestic operations between 2002 and 2004. Further details are included in Note 13 to our Consolidated Financial Statements, Income Taxes.

Other Long-Lived Assets Impairment

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. During our impairment review in the fourth quarter of 2004, we identified certain tangible fixed assets with carrying values not recoverable and exceeding their fair values as of September 30, 2004. The carrying values of long-lived assets are considered to be not recoverable if they exceed our estimates of their undiscounted future cash flows, which are affected by our operations forecasts and strategic planning. The annual growth rate of each segment was decreased from the prior year because of the uncertainties and risks associated with our bankruptcy proceedings, compiled with changing market conditions. As a result, in addition to the impairment charges for the closure of our Racine, Columbus and Havana facilities as described above, we recorded a pre-tax impairment charge of $19.9 million in the third quarter of 2004 which was reported as “Restructuring and Impairment Charges” in the accompanying statements of operations in 2004.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

One of the sources of our liquidity is the cash provided by operating activities. Due primarily to the increasing cost of scrap steel and other raw materials, cash flow used in operating activities was $25.1 million in 2004 compared to cash provided from operating activities of $33.1 million in 2003. Cash used in operating activities combined with related earnings loss led to our inability to meet loan covenants and the filing of our bankruptcy proceedings. Cash flow was positively impacted by the bankruptcy proceedings as a result of staying certain any payments for liabilities subject to compromise at the date of the filing.

The impact of changes that were positive to cash flow were increased accounts payable and current liabilities of $29.0 million and decreased inventories of $4.0 million, offset by increased accounts receivable of $28.0 million and other assets and liabilities of $17.6 million, which included loss on discontinued operations of $3.0 million and funding of pension benefits of $8.8 million.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $28.1 million in 2004. Capital expenditures amounted to $22.9 million, including our investment in the Porto Foundry to acquire 100% ownership of $6.2 million, offset by proceeds from the divestiture of various businesses.

Cash flow used by investing activities was $19.6 million in 2003. Capital expenditures amounted to $19.5 million, investment in an additional 25% interest in the Porto Foundry to bring our ownership to 75% of $5.6 million, offset by proceeds from the sale of assets of various businesses.

Cash Flow Provided by Financing Activities

In connection with our bankruptcy proceedings, on October 22, 2004 we entered into a $60.0 million debtor-in-possession credit Facility (the “DIP Facility”) to supplement our liquidity and fund operations during our restructuring. The DIP Facility has a maturity date of October 21, 2005 and requires us to maintain certain financial covenants. The key financial covenants are limitations on capital expenditures and requirements that we achieve certain minimum consolidated EBITDA thresholds. We have a formula-based borrowing mechanism that is tied to our domestic accounts receivable and inventory values. In addition, our borrowings are limited based on a cash flow budget. The DIP Facility is secured by all domestic assets of certain of our U.S. subsidiaries and 65% of the capital stock of certain foreign subsidiaries.

Cash flow provided by financing activities was $62.0 million in 2004, resulting primarily from our term loan financing, offset by payments on our pre-petition credit facility prior to our bankruptcy filing. Cash flow provided from financing activities was $13.6 million in 2003, resulting from net borrowings on our available credit facilities.

Our ability to obtain cash adequate to fund our needs will depend on the results of operations, restructuring initiatives, the bankruptcy court’s approval of management’s plans and the availability of financing. We believe that cash on hand, cash flow from operations and available borrowings under our DIP Facility will be sufficient to fund capital expenditures and meet our post-petition operating obligations during the term of the DIP facility maturing in October 2005. However, there can be no assurance that such initiatives are achievable or that the terms available for any future financing, if required, would be available or favorable to us.

At December 31, 2004 and April 30, 2005, we were in compliance with all debt covenants under our DIP Facility, as amended.

Off Balance Sheet Arrangements

Our off balance sheet arrangements consist of operating leases for machinery and equipment and real estate facility leases under which we occupy our executive offices, technical center and management information systems facilities. Our commitments under these arrangements are set forth under “Operating Lease Obligations” in the Tabular Disclosure of Contractual Obligations set forth below.

Tabular Disclosure of Contractual Obligations

As of December 31, 2004, our contractual obligations and commercial commitments were (in thousands of dollars):

	Payments due by period
		Less than				More than
Contractual obligations	Total	1 year	1 to 3 years	4 to 5 years		5 years
Long-term debt	$169,259	$166,387	$2,872	$		$
Short-term lines of credit	15,975	15,975
Capital lease obligations	2,976	1,793	1,183
Operating lease obligations	9,789	4,122	5,578		89
Purchase obligations	3,542	3,542
Pension plan contribution	8,064	8,064
Long-term debt included in liabilities subject to compromise	177,000	177,000

Total	$386,605	$376,883	$9,633		$89	$

	Mature in
		Less than			More than
Commercial commitments	Total	1 year	1 to 3 years	4 to 5 years	5 years
Standby letters of credit	$28,929	$28,929

Contingent Liabilities

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. In addition, at some of our industrial sites hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

We have recurring costs related to environmental clean-up, pollution prevention measures and disposal of waste (primarily non-hazardous) generated as part of ongoing operations. These environmental expenses totaled $13.9 million in 2003 and $12.9 million in 2002. A portion of our capital expenditures is regularly incurred to prevent or monitor pollution.

The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. We are in the process of reviewing Maximum Achievable Control Technology Standards that will be applicable to our industry.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for cleanup of known environmental sites. These include third-party-owned sites, as well as sites that are currently or formerly owned, by us or our subsidiaries. For known environmental sites, we have accrued $6.9 million as of December 31, 2004 to cover estimated future environmental expenditures. This amount includes a $3.1 million cash escrow account acquired as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. We currently expect that the clean-up will occur in 2005. This amount also includes $2.3 million in environmental reserves for our closed Radford Foundry. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures for environmental matters.

On March 14, 2002, we entered into a consent order with the U.S. Environmental Protection Agency (“USEPA”), which requires investigation of the nature and extent of any hazardous waste disposed of at our Radford Foundry. We have entered into this consent order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have adversely effected or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.3 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts we have accrued.

We are also a party to other legal proceedings in the ordinary course of our business. At the present time, we do not believe that any of these proceedings will have a material adverse effect in our results of operation. We self-insure a significant portion of our health care and property and casualty insurance risks. However, we purchase additional insurance for catastrophic losses. We carry a $2.5 million property deductible per occurrence.

While the contingencies mentioned above are estimates of our future obligations and their ultimate impact on us is unknown, we do not believe that these contingencies will have a material adverse effect on our consolidated financial position, results of operations or cash flows taken as a whole. However, we cannot be assured that our activities will not give rise to actions by private parties or governmental agencies that could cause us to incur liability for damages, fines, penalties, operational shutdowns, cleanup costs or other similar expenses, any of which could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have exposure to four types of market risk. The first is the risk of interest rate changes and how it impacts our interest expense and current results. Second, we have risk with regard to foreign currency and its impact on our European operating results. Third, we have risk related to commodity pricing. Lastly, we have consumer risk. We operate principally in the cyclical automotive industry. A weakening of the economy represents a risk to our operating results.

Interest rate risk

We periodically use derivative instruments such as interest rate swap agreements to manage our interest rate risk. In October 2000 we entered into an interest rate swap on $50 million of bank debt to insulate against the risk of rising interest rates on a portion of our debt that has a variable interest rate. This swap agreement expired in October 2003. A 1% increase in interest rates on the debt not covered by swap agreements would have increased interest expense by approximately $1.8 million, $1.2 million and $2.3 million for 2004, 2003 and 2002, respectively. This interest rate sensitivity analysis does not consider the effects of the reduced or increased level of overall economic activity that could result from a change in interest rates. At December 31, 2004, approximately 95% of our outstanding debt, excluding liabilities subject to compromise, was at variable interest rates.

Foreign currency risk

We periodically use derivative instruments such as foreign exchange contracts to manage our foreign currency exchange rate risk.

Due to the size of our European operations, our earnings may also be affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the Euro. A 5% appreciation or depreciation in the value of the U.S. dollar relative to the currencies in which our sales are denominated (the Euro starting in 2001) would not have a material impact on our net income for the years ended December 31, 2004, 2003 and 2002. This sensitivity analysis of the effects of the changes in foreign currency exchange rates does not factor in a potential change in the sales levels or local currency sales prices.

Commodity price risk

Scrap steel, pig iron and aluminum ingot, along with energy, are our primary raw materials. Fluctuations in the costs of these raw materials have a direct effect on our profitability and our cash flow. During 2003 and 2004, we experienced significant increases in the cost of scrap steel in the Unites States and Europe. Scrap steel is the primary raw material in our Ferrous Metals segment. Our cost of scrap steel increased from approximately $210 per net ton at the end of 2003 to approximately $400 per net ton at the end of 2004. This included record increases of $85 per gross ton and $65 per gross ton in July and August of 2004, respectively. The price of scrap steel reached a peak of $440 per net ton in November, 2004. The cost of scrap steel has declined in 2005. Our cost as of the end of May 2005 decreased to approximately $255 per net ton.

We have historically had contractual arrangements with many of our customers to pass through increases in the cost of scrap steel by increasing the prices of our products. However, there was a delay between the time when we experienced cost increases and the time when we were able to begin charging the relevant customer. This time delay varied by customer, but was generally from 30 days to 180 days. In addition, we were not able to pass through 100% of cost increases in all cases. Therefore, the actual amount of the total scrap steel price increases that we were able to pass through depended on the amount and timing of the price movements, the base price from which increases were measured, the amount of the increase that was recoverable, as well as the amount of scrap steel we used on each particular customer program.

We purchase scrap steel from numerous sources, generally regional scrap brokers, using a combination of spot market purchases and short-term contract commitments. We have no long-term contractual commitments with any scrap steel supplier fixing the cost of scrap steel, nor is it possible to secure such long-term commitments in this market. The sharp increases in scrap steel cost described above have had a significant negative impact on our financial results and were a major factor for our initiation of the bankruptcy proceedings.

As part of the bankruptcy proceedings, we have negotiated revised surcharge policies related to the products in which scrap steel is a major raw material. These agreements provide for price increases that are linked to the change in value of certain steel indices. These new policies became effective with a majority of our customers on January 1, 2005. In addition, lag times between scrap steel price movements and our ability to increases prices have been reduced from between one and six months to approximately one month with most of our major customers. Many of our customers have also agreed to additional surcharges intended to cover price increases in other materials and transportation.

We monitor our procurement activities to address the price risk associated with the purchase of commodities. In addition, we purchase raw materials from diversified supplier sources and may utilize stockpiles to minimize our risk exposure to the extent possible. We may also use derivative instruments to manage our exposure for the commitments relating to raw materials used in our production processes and related energy costs. Specifically, we review our operation and liability structure on a recurring basis and make the determination as to whether our risk exposure should be adjusted using derivative instruments. We are unable to use derivatives to manage our exposure to the cost fluctuations in scrap steel.

Consumer risk

We operate in a cyclical business. Our sales relate directly to the production volumes of cars and light trucks, which are affected by general economic conditions. In addition, our sales are primarily to U.S. based manufacturers, which in recent years have generally had declining market shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERMET Corporation
Consolidated Statements of Operations

	Years ended December 31,
	2004	2003	2002
	(in thousands of dollars, except per share data)
Net sales	$837,173	$731,167	$755,737
Cost of sales	820,938	667,327	683,234

Gross profit	16,235	63,840	72,503

Operating expenses:
Selling, general and administrative	43,317	39,406	32,826
Reorganization charges	14,733	—	—
Goodwill impairment charge	165,933	51,083	—
Restructuring and impairment charges	32,213	9,968	—

Total operating expenses	256,196	100,457	32,826

Operating (loss) profit	(239,961)	(36,617)	39,677

Other expenses (income):
Interest expense, net	30,484	29,895	28,270
Other income, net	(511)	(1,959)	(161)

Total other expenses	29,973	27,936	28,109

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(269,934)	(64,553)	11,568
Income tax expense	(736)	(18,536)	(2,665)
Equity interest in a joint venture	—	752	1,573

(Loss) income from continuing operations	(270,670)	(82,337)	10,476
Loss from discontinued operations, net of tax:
Loss from operation	(2,958)	(16,535)	(1,954)
Loss from sale	—	(41)	—

(Loss) income before cumulative effect of change in accounting	(273,628)	(98,913)	8,522
Cumulative effect of change in accounting, net of tax	—	—	481

Net (loss) income	$(273,628)	$(98,913)	$9,003

Net (loss) income per common share — basic:
(Loss) income from continuing operations	$(10.57)	$(3.22)	$0.41
Loss from discontinued operations, net of tax	(0.12)	(0.65)	(0.08)
Cumulative effect of change in accounting, net of tax	—	—	0.02

Net (loss) income	$(10.69)	$(3.87)	$0.35

Net (loss) income per common share — assuming dilution
(Loss) income from continuing operations	$(10.57)	$(3.22)	$0.40
Loss from discontinued operations, net of tax	(0.12)	(0.65)	(0.07)
Cumulative effect of change in accounting, net of tax	—	—	0.02

Net (loss) income	$(10.69)	$(3.87)	$0.35

See accompanying notes.

INTERMET Corporation
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2004	2003	2002
	(in thousands of dollars)
Net (loss) income	$(273,628)	$(98,913)	$9,003
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,312	10,537	9,793
Derivative instrument liability adjustment	—	1,343	515
Minimum pension liability adjustment	(1,410)	(4,312)	(11,481)

Total other comprehensive income (loss)	4,902	7,568	(1,173)

Comprehensive (loss) income	$(268,726)	$(91,345)	$7,830

See accompanying notes.

INTERMET Corporation
Consolidated Balance Sheets

	December 31,
	2004	2003
	(in thousands of dollars,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,239	$1,035
Accounts receivable:
Trade, less allowances of $9,560 in 2004 and $6,528 in 2003	108,932	76,218
Other	5,593	10,555

	114,525	86,773

Inventories	71,527	77,411
Other current assets	11,410	10,748

Total current assets	208,701	175,967

Property, plant and equipment, net	278,080	324,080
Goodwill	—	165,933
Deferred income tax assets	—	147
Other noncurrent assets	26,042	20,557

Total noncurrent assets	304,122	510,717

Total assets	$512,823	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,969	$80,737
Accrued payroll and benefits	37,198	33,885
Other accrued liabilities	24,632	25,657
Current portion of retirement benefits	11,855	14,542
Short-term lines of credit	15,975	9,992
Long-term debt due within one year	168,180	4,303

Total current liabilities	287,809	169,116

Liabilities subject to compromise	250,464	—

Noncurrent liabilities:
Long-term debt due after one year	4,055	279,248
Retirement benefits	70,982	70,767
Deferred income tax liabilities	1,977	—
Other noncurrent liabilities	6,191	5,416

Total noncurrent liabilities	83,205	355,431

Shareholders’ equity (deficit):
Preferred stock; 5,000,000 shares authorized; none issued in 2004 and 2003	—	—
Common stock, $0.10 par value; 50,000,000 shares authorized in 2004 and 2003; 25,665,257 and 25,593,391 shares issued and outstanding in 2004 and 2003	2,606	2,601
Capital in excess of par value	57,276	57,165
Retained earnings (deficit)	(166,254)	109,428
Accumulated other comprehensive loss	(2,092)	(6,994)
Unearned restricted stock	(191)	(63)

Total shareholders’ equity (deficit)	(108,655)	162,137

Total liabilities and shareholders’ equity (deficit)	$512,823	$686,684

See accompanying notes.

INTERMET Corporation
Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
	(in thousands of dollars)
OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(270,670)	$(82,337)	$10,476
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of change in accounting	—	—	481
Depreciation and amortization	49,750	50,251	47,120
Amortization of debt discount and issuance costs	8,389	2,211	2,083
Goodwill impairment charge	165,933	51,083	—
Restructuring and impairment charges	32,213	9,506	—
Results of equity investment	—	(752)	(1,573)
Deferred income tax provision	2,124	22,613	548
(Gain) loss on disposal of property, plant and equipment	(289)	(1,526)	3,109
Changes in operating assets and liabilities:
Accounts receivable	(28,017)	6,772	28,538
Inventories	4,336	(6,657)	6,968
Accounts payable and current liabilities	29,032	(11,233)	(15,818)
Other assets and liabilities	(17,636)	(2,758)	4,497

Cash (used in) provided by continuing operating activities	(24,835)	37,173	86,429
Cash (used in) provided by discontinued operations	(359)	(4,066)	2,946

Cash (used in) provided by operating activities	(25,194)	33,107	89,375

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,858)	(19,533)	(8,427)
Additions to property, plant and equipment by discontinued operations	—	(145)	(1,018)
Proceeds from sale of property, plant and equipment	969	1,700	—
Purchase of shares of a subsidiary	(6,220)	(5,571)	—
Proceeds from sale of assets of a subsidiary	—	3,925	—

Cash used in investing activities	(28,109)	(19,624)	(9,445)

FINANCING ACTIVITIES:
Net decrease in revolving credit facility	(14,139)	(3,000)	(85,000)
Proceeds from term loan	120,000	—	—
Proceeds from debtor-in-possession facility	3,000	—	—
Proceeds from debt offering	—	—	175,000
Repayment of term loan	—	—	(171,750)
Repayment of revenue bonds	(35,000)	—	—
Repayments of other debts	(3,624)	(4,417)	(1,646)
Payments of debt issuance costs	(5,200)	(2,110)	(6,022)
Issuance of common stock	16	—	374
Dividends paid	(3,078)	(4,096)	(4,075)

Cash used in financing activities	61,975	(13,623)	(93,119)

Effect of foreign currency exchange rate changes	1,532	(2,123)	2,621

Net increase (decrease) in cash and cash equivalents	10,204	(2,263)	(10,568)
Cash and cash equivalents at beginning of year	1,035	3,298	13,866

Cash and cash equivalents at end of year	$11,239	$1,035	$3,298

See accompanying notes.

INTERMET Corporation
Consolidated Statements of Shareholders’ Equity (Deficit)

	Years ended December 31,
	2004	2003	2002
	(in thousands of dollars, except share and per share data)
Common stock, $0.10 par value
Balance as of January 1	$2,601	$2,601	$2,590
Issued in connection with exercise of options to purchase 19,750 shares of common stock	—	—	2
Issued in connection with deferred compensation plan	5	—	9

Balance as of December 31	2,606	2,601	2,601

Capital in excess of par value
Balance as of January 1	57,165	57,124	56,761
Amounts in excess of par value of common stock issued in connection with exercise of options to purchase shares	—	—	189
Amounts in excess of par value of common stock issued in connection with stock compensation plan	111	41	174

Balance as of December 31	57,276	57,165	57,124

Retained earnings (deficit)
Balance as of January 1	109,428	212,437	207,512
Net (loss) income	(273,628)	(98,913)	9,003
Cash dividends of $0.08 per share in 2004, and $0.16 per share in 2003 and 2002	(2,054)	(4,096)	(4,078)

Balance as of December 31	(166,254)	109,428	212,437

Accumulated translation
Balance as of January 1	15,689	5,152	(4,641)
Foreign currency translation adjustment	6,312	16,213	14,932
Related income tax expense	—	(5,676)	(5,139)

Balance as of December 31	22,001	15,689	5,152

Derivative instrument liability
Balance as of January 1	—	(1,343)	(1,858)
Derivative instrument liability adjustment	—	2,066	792
Related income tax expense	—	(723)	(277)

Balance as of December 31	—	—	(1,343)

Minimum pension liability
Balance as of January 1	(22,683)	(18,371)	(6,890)
Additional minimum pension liability	(1,410)	(6,634)	(17,663)
Related income tax credit	—	2,322	6,182

Balance as of December 31	(24,093)	(22,683)	(18,371)

Unearned restricted stock
Balance as of January 1	(63)	(31)	(194)
Issuance of 60,000, 7,500 and 6,000 shares of common stock in 2004, 2003 and 2002, respectively	(226)	(63)	(20)
Restricted stock vested	98	31	44
Forfeitures	—	—	139

Balance as of December 31	(191)	(63)	(31)

Total shareholders’ equity (deficit)	$(108,655)	$162,137	$257,569

See accompanying notes.

INTERMET Corporation

Notes to Consolidated Financial Statements

Years ended December 31, 2004, 2003 and 2002

1. Description of Business and Summary of Significant Accounting Policies

Business

INTERMET Corporation produces castings in North America and Europe for light and heavy vehicles, including powertrain, chassis, brake, and body / interior components, as well as industrial products. In addition, we perform value-added services including advanced design and engineering, prototype casting and machining and sub-assembly, principally for our automotive customers.

Our business segments include two groups: the Ferrous Metals Group and the Light Metals Group. Ferrous Metals consists of ductile iron casting and related manufacturing. Light Metals consists of aluminum, magnesium and zinc casting, along with associated value-added activities.

Basis of Presentation

The accompanying condensed consolidated financial statements, presented in conformity with accounting principles generally accepted in the United States (“GAAP”), include the accounts of INTERMET and its domestic and foreign subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. All subsidiaries have a fiscal year ending December 31. Investments in 20% to 50% owned companies are accounted for under the equity method.

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

INTERMET Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. During 2004, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, long-lived asset impairment, pension and other postretirement benefit obligations, accruals related to litigation and environmental costs and valuation reserves for deferred tax assets. Actual results may differ from the estimates provided.

Reclassifications

Certain other amounts previously reported in the 2003 financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

Revenue Recognition

We recognize revenue upon shipment of products and transfer of title.

Shipping and Handling Costs

We record shipping and handling costs as components of “Cost of Sales” within our statements of operations.

Stock-Based Compensation

We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair value at the grant dates for awards under the stock option plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, our pro forma net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would be the following:

	2004	2003	2002
	(in thousands of dollars, except per share data)
Net (loss) income, as reported	$(273,628)	$(98,913)	$9,003
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(937)	(1,043)	(794)

Pro forma net (loss) income	$(274,565)	$(99,956)	$8,209

(Loss) earnings per share:
Basic – as reported	$(10.69)	$(3.87)	$0.35

Basic – pro forma	$(10.72)	$(3.91)	$0.32

Diluted – as reported	$(10.69)	$(3.87)	$0.35

Diluted – pro forma	$(10.72)	$(3.91)	$0.32

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

We use the Black-Scholes option pricing model to estimate the fair value of our stock options as described in Note 10 to our Consolidated Financial Statements, Stock Compensation.

Cash and Cash Equivalents

All short-term investments with original maturities of less than 90 days are deemed to be cash equivalents for purposes of the statements of cash flows.

Allowance for Doubtful Accounts

Allowance for doubtful accounts reduces trade accounts receivable to its net recognizable amount. It is determined by a combination of factors, such as customer charge-backs, a customer’s inability to meet its financial obligations to us, our past loss history and the length of time the trade account receivables are past due. If circumstances change, our estimates of the recoverability of trade accounts receivable could be reduced by a material amount. We typically do not require collateral from our customers.

Inventories

Inventories are stated at the lower of cost or market. Certain raw materials and supplies inventories are valued on a weighted average cost basis. Average production cost is used for certain work in process. Finished goods inventories and other inventories are valued by the first-in, first-out (“FIFO”) method. The specific identification method is used for pattern inventories. Cost is determined on the last-in, first-out (“LIFO”) method for 5.4% and 3.2% of inventories as of December 31, 2004 and 2003, respectively. If LIFO inventories were valued using the same cost methods used for other inventories, their carrying values would have increased by $2.2 million and $0.9 million at December 31, 2004 and 2003, respectively. Supplies inventories are evaluated for obsolescence based on length of time in the store-room and expected near-term use.

The components of inventories are as follows (in thousands of dollars):

	December 31,
	2004	2003
Finished goods	$24,123	$22,433
Work in process	9,751	8,198
Raw materials	11,947	8,113
Supplies and patterns	25,706	38,667

Total inventories	$71,527	$77,411

Prepaid Expenses

We recognize payments made in advance for future services as prepaid expenses and include them in “Other Current Assets” in the accompanying balance sheets.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The provision for depreciation and amortization of property, plant and equipment is determined using the straight-line method on the basis of the following estimated useful lives: 2 to 40 years for buildings and improvements and 2 to 21 years for machinery and equipment. The amortization of property, plant and equipment under capital leases is included in depreciation expense. Industrial development grants provided by the federal and state governments of Germany are included as reductions of property, plant and equipment and are being amortized over the estimated useful lives of the related assets.

We evaluate our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The carrying amount of a long-lived asset is considered to be not recoverable if it exceeds our estimates of its undiscounted future cash flows based on our operation forecasts. Impairment charges will be measured and recorded as the amount by which the carrying values of the long-lived assets exceed their fair values.

The components of property, plant and equipment are as follows (in thousands of dollars):

	December 31,
	2004	2003
Land	$6,716	$6,681
Buildings and improvements	141,361	143,382
Machinery and equipment	549,759	517,846
Construction in progress	22,695	26,443

Property, plant and equipment, at cost	720,531	694,352
Less: Accumulated depreciation	442,451	370,272

Property, plant and equipment, net	$278,080	$324,080

Goodwill

Goodwill represents the excess acquisition cost over the fair value of net assets acquired and is not amortized, but is reviewed for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We perform impairment tests of our goodwill as required. We evaluate our goodwill recoverability based on a combination of an income method, which estimates the fair value of our reporting units based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. In December 2004, we recorded an impairment charge against goodwill of $165.9 million, which represented the total value of goodwill in both of our reporting segments. As a result, as of December 31, 2004, the carrying value of goodwill was $0. See Note 6, Goodwill, for further discussion.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires us to recognize all of our derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

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

Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and / or mitigate or prevent contamination from future operations. Costs related to environmental contamination treatment and clean-up are charged to expense.

Income Taxes

We account for taxes on income using the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using statutory tax rates.

We regularly assess the likelihood that the deferred tax assets, including net operating loss carryforwards, are recoverable. This process requires substantial management judgment. To the extent that we believe the recoverability is less than likely, we will establish a valuation reserve against the deferred tax assets. Actual results could differ from our estimates and such differences could be material to the financial statements. For the years ended December 31, 2004 and 2003, we recorded a valuation reserve of $42.9 million and $23.9 million, respectively, against our domestic net deferred tax assets due to the accumulation of losses experienced at our domestic operations between 2002 and 2004.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income as a component of Shareholders’ Equity.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. The approach to accounting for share-based payments in FAS 123R is similar to the fair-value approach permitted in FAS 123, however, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and the current pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the SEC delayed the effective date for FAS 123R until the first fiscal year beginning after June 15, 2005. We are currently assessing the effect of FAS 123R and believe the effect will not be material to our results of operations.

2. Voluntary Reorganization under Chapter 11 and Administration

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

Our bankruptcy proceedings were initiated primarily in response to substantial and unprecedented increases in the cost of raw materials, especially scrap steel. The price of scrap steel, which is our primary raw material, increased from approximately $160 per net ton at the beginning of 2003 to approximately $210 per net ton at the end of 2003 to approximately $400 per net ton by the end of 2004. This included record increases of $85 per gross ton and $65 per gross ton in July and August of 2004, respectively. The price of scrap steel reached a peak of $440 per net ton in November, 2004. Because of pre-existing contractual pricing terms with most of our customers, we were limited in our ability to pass these cost increases to our customers. At the same time, some of our largest trade creditors began to tighten or eliminate credit terms, which increased our working capital requirements. We also experienced operational difficulties at our Pulaski, Tennessee and Racine, Wisconsin light-metals plants.

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

2. Voluntary Reorganization under Chapter 11 and Administration (continued)

On December 8, 2004, our Board of Directors adopted an Amended and Restated Key Employee Retention Plan in order to retain certain key employees during our bankruptcy proceedings. The plan provides for the payment of bonuses to participants who remain employed by us through a successful reorganization or sale of the company. The plan was approved by the bankruptcy court on December 22, 2004. The number of employees who are participants in the plan is approximately 100, and we estimate that the total amount payable to participants will be approximately $5.2 million. One third (1/3) of each participant’s payment is due following confirmation of a plan of reorganization and the remaining two thirds (2/3) is due between January 1, 2006 and January 10, 2006. The plan also provides for severance benefits under certain conditions.

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

The amounts of the various liabilities that are subject to compromise are set forth below (in thousands of dollars):

December 31, 2004
Senior notes payable	$177,000
Accounts payable	64,192
Other accrued liabilities	3,369
Interest payable	5,000
Accrued payroll and benefits	903

Subtotal	250,464
Intercompany payables to affiliates	197,547

Total	$448,011

Debtors’ Financial Statements

The condensed consolidated financial statements of the debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor companies, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

2. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Statements of Operations
(in thousands of dollars)

Year ended
December 31,
2004
Net sales	$661,328
Cost of sales	667,650

Gross loss	(6,322)

Operating expenses:
Selling, general and administrative	28,849
Management fee income from non-Debtors	(806)
Reorganization charges	14,733
Goodwill impairment charge	164,671
Restructuring and impairment charges	32,213

Total operating expenses	239,660

Operating loss	(245,982)

Other expenses (income):
Interest expense, net	31,135
Other income, net	(478)

Net other expenses	30,657

Loss from continuing operations before income taxes and equity income of non-Debtor subsidiaries	(276,639)
Income tax benefit	582

Loss from continuing operations before equity loss of non-Debtor subsidiaries	(276,057)
Equity income from continuing operations of non-Debtor subsidiaries	5,387

Loss from continuing operations	(270,670)
Loss from discontinued operations, net of tax	(2,958)

Net loss	$(273,628)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

2. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Balance Sheet
(in thousands of dollars)

As of December
31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,729
Accounts receivable, net	78,454
Accounts receivable, non-Debtors	68,897
Inventories	45,856
Other current assets	10,757

Total current assets	205,693

Property, plant and equipment, net	201,215
Investment in non-Debtors	69,399
Loan receivable from non-Debtors	154,821
Other noncurrent assets	19,167

Total noncurrent assets	444,602

Total assets	$650,295

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,877
Accounts payable, non-Debtors	(3)
Accrued payroll and benefits	26,131
Other accrued liabilities	35,730
Short-term lines of credit	3,000
Long-term debt due within one year	163,585

Total current liabilities	238,320

Liabilities subject to compromise	448,011

Noncurrent liabilities:
Long-term debt due after one year	—
Retirement benefits	70,982
Deferred income tax liabilities	(2,781)
Other noncurrent liabilities	4,418

Total noncurrent liabilities	72,619

Shareholders’ equity (deficit)	(108,655)

Total liabilities and shareholders’ equity (deficit)	$650,295

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

2. Voluntary Reorganization under Chapter 11 and Administration (continued)

Debtors’ Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)

Year ended
December 31,
2004
Cash used in by operating activities	(42,781)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,231)
Proceeds from sale of property, plant and equipment	969

Cash used in investing activities	(13,262)

FINANCING ACTIVITIES:
Net decrease in revolving credit facility	(16,339)
Proceeds from term loan	120,000
Proceeds from debtor-in-possession facility	3,000
Repayment of revenue bonds	(35,000)
Repayments of other debts	(3,113)
Payments of debt issuance costs	(5,200)
Issuance of common stock	16
Dividends paid	(3,078)

Cash provided by financing activities	60,286

Effect of foreign currency exchange rate changes	—

Net increase in cash and cash equivalents	4,243
Cash and cash equivalents at beginning of year	(2,514)

Cash and cash equivalents at end of year	$1,729

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

3. Acquisition

On June 25, 2003, we entered into an agreement with Melfina — Estudos, Servicos e Participacoes, S.A. to acquire 100% ownership of the shares of Fundicao Nodular, S.A. (“Porto Foundry”), which is located in Porto, Portugal. Previously we owned a 50% interest in the Porto Foundry. The Porto Foundry is a caster of various ductile-iron automotive components. Under the terms of the agreement, we acquired an additional 25% of the Porto Foundry’s shares for a cash investment of Euro 4.9 million (approximately $5.6 million) on July 1, 2003, increasing our ownership from 50% to 75%. We had a call option to acquire, and Melfina — Estudos, Servicos e Participacoes, S.A. had a put option, requiring us to buy the remaining 25% ownership for an additional cash investment of Euro 4.9 million (approximately $6.2 million based on the exchange rate on December 31, 2003) on July 1, 2004. Because of the put option, we recorded $6.0 million, the net present value of the $6.2 million future cash investment, as “Accounts payable” in the accompanying balance sheet as of December 31, 2003.

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

4. Discontinued Operations

Frisby

On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid by July 31, 2008. This disposition is consistent with our strategy to divest non-strategic assets. This transaction resulted in a pre-tax loss on sale of $1.2 million (after-tax loss $0.1 million). Frisby operated a machining plant that manufactured precision-machined components primarily for the automotive, truck and power tool markets. Frisby was a non-core operation and is included in our Corporate and Other segment in Note 14 to our Consolidated Financial Statements, Reporting for Business Segments.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

Major classes of assets and liabilities of Frisby were (in thousands of dollars):

	July 24, 2003	December 31, 2002
Accounts receivable	$2,061	$1,276
Inventory	1,552	1,717
Other current assets	158	414
Property, plant and equipment, net	4,453	5,072

Total assets	$8,224	$8,479

Accounts payable	$848	$973
Accrued liabilities	855	892

Total liabilities	$1,703	$1,865

The results of operations of Frisby included in the accompanying statements of operations as discontinued operations were (in thousands of dollars):

	2004	2003	2002
Sales	$—	$8,007	$13,603
Cost of sales	—	7,645	14,319

Gross profit (loss)	—	362	(716)
Expenses	—	526	886

Loss before income taxes	—	(164)	(1,602)
Income tax (expense) benefit	—	(1,180)	623

Loss from discontinued operation, net of tax	$—	$(1,344)	$(979)

Radford

In May 2003, we decided to close our facility in Radford, Virginia due to changes in market conditions and production technology, as well as the fact that substantial investment in environmental controls would have been necessary for continued operation of this facility. The Radford facility manufactured gray-iron and ductile-iron components for the automotive industry and had approximately 41 salaried and 333 hourly employees. The facility is included in the Ferrous Metals segment in Note 14 to our Consolidated Financial Statements, Reporting for Business Segments.

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. By December 2003, the Radford Foundry was closed and substantially all of the employees were terminated. At December 31, 2004, we had $2.3 million accrued for environmental remediation at the Radford Foundry. See additional discussion in Note 11 to our Consolidated Financial Statements, Commitments and Contingencies. The after-tax results of operations of the Radford Foundry for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

Activities relating to the restructuring charges and liabilities arising from the Radford Foundry closure are as follows (in thousands of dollars):

			Employee	Employee
	Impairment of	Write-down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Additional charge	—	—	138	—	—	138
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)
Reduction of post-retirement obligations	—	—	—	(1,997)	—	(1,997)
Noncash credit	—	—	—	1,997	—	1,997
Cash payments	—	—	(920)	—	(50)	(970)

Balance at December 31, 2003	—	—	554	—	—	554
Additional charges	—	120	35	—	—	155
Noncash charges	—	(120)	—	—	—	(120)
Cash payments	—	—	(473)	—	—	(473)

Balance at December 31, 2004	$—	$—	$116	$—	$—	$116

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	At December 31,
	2004	2003	2002
Accounts receivable	$56	$2,052	$3,595
Inventory	—	429	3,759
Other current assets	—	514	—
Property, plant and equipment, net	440	673	9,023

Total assets	$496	$3,668	$16,377

Accounts payable	$—	$491	$4,374
Accrued liabilities	1,062	1,611	2,045
Retirement benefits	2,439	1,959	804
Other noncurrent liabilities	2,039	2,508	1,004

Total liabilities	$5,540	$6,569	$8,227

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

4. Discontinued Operations (continued)

The results of operations of the Radford Foundry included in the accompanying statements of operations as discontinued operations are summarized as follows (in thousands of dollars):

	2004	2003	2002
Sales	$18	$34,820	$45,592
Cost of sales	2,836	38,271	47,216

Gross loss	(2,818)	(3,451)	(1,624)
Expenses	140	11,740	63

Loss before income taxes	(2,958)	(15,191)	(1,687)
Income tax benefit	—	—	712

Loss from discontinued operation, net of tax	$(2,958)	$(15,191)	$(975)

Corporate interest expense has been allocated to Frisby and the Radford Foundry based on the ratio of their net assets to our consolidated net assets plus consolidated debt, excluding the net assets of our European subsidiaries. The European subsidiaries were excluded because they were cash flow positive and did not directly use the proceeds from the debt outstanding during the periods covered by the financial statements. The interest expense allocated to Frisby and the Radford Foundry for 2003 and 2002 was $546,000 and $571,000, respectively. No corporate interest expense was allocated to Frisby or the Radford Foundry in 2004.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the results of operations of a component of an entity that has been disposed of should be reported as discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. This occurred when the assets of Frisby were sold in July 2003 and when the Radford Foundry was closed in December 2003. As a result, the after-tax loss on sale of the assets of Frisby, and the results of operations of both Frisby and the Radford Foundry for all periods presented, have been reported as discontinued operations in the accompanying statements of operations.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

5. Restructuring and Impairment Charges

Racine Closure

In December 2004, we announced the closure of our Racine Plant and Racine Machining Plant, both of which are located in Sturtevant, Wisconsin. We closed these plants during the second quarter of 2005. We decided to close these operations due to high costs and under-utilization of capacity. We recognized plant closure and asset impairment charges in 2004 of $10.3 million. The amount included a write-down of $8.9 million to reduce the capital assets and inventories to their fair values, a pension curtailment expense of $1.2 million and $0.2 million for employee severance and related contractually guaranteed benefit costs.

Columbus Machining Closure

In October 2004, we announced the closure of our Columbus Machining Plant, located in Midland, Georgia. We closed this plant during the first quarter of 2005. We recognized plant closure costs in 2004 of $0.3 million. We decided to close the facility because of declining sales and the anticipated need for capital expenditures that are non-strategic to our operations.

Havana Plant Closure

In December 2003, we decided to close our ductile iron foundry in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry manufactured ductile-iron components for the automotive industry and had approximately 33 salaried and 141 hourly employees. The plant closure was completed in June, 2004. We recognized a $1.7 million pre-tax charge during the second and third quarter of 2004 due to the closing. This charge is included in the “Restructuring and impairment charges” in the accompanying statements of operations and is in addition to the $8.5 million and $4.9 million charges discussed below.

Due to the announced closing, we recorded an $8.5 million pre-tax charge during the fourth quarter of 2003. This charge is included in “Restructuring and impairment charges” in the accompanying statements of operations. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values and $0.5 million for employee severance and related contractually guaranteed benefit costs. The accruals for the employee severance and benefit costs are included in “Accrued payroll and benefits” in the accompanying balance sheet at December 31, 2003.

The facility is included in the Ferrous Metals segment in Note 14 to our Consolidated Financial Statements, Reporting for Business Segments. The Havana Foundry had revenues of $25.7 million and $27.3 million, and net losses of $5.0 million and $2.2 million for the years ended December 31, 2003, and 2002, respectively.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

5. Restructuring and Impairment Charges (continued)

Other Long-Lived Assets Impairment

Long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amounts of long-lived assets are considered to be not recoverable if they exceed our estimates of their undiscounted future cash flows, which are affected by our operations forecasts and strategic planning. The annual growth rate of each segment was decreased from the prior year because of the uncertainties and risks associated with our bankruptcy proceedings, compiled with changing market conditions. During our impairment review in the third quarter of 2004, we identified certain tangible fixed assets with carrying values not recoverable and exceeding their fair values as of September 30, 2004. As a result, we recorded a pre-tax impairment charge of $26.4 million for idle asset impairment at our Decatur, Illinois facility ($10.9 million), Racine, Wisconsin facility ($6.5 million), Havana, Illinois facility ($4.9 million), Alexander City, Alabama facility ($1.6 million), Monroe City, Missouri facilities ($0.5 million), Columbus, Georgia facility ($0.4 million) and $1.6 million at various other locations. These amounts were reported as “Restructuring and impairment charges” in the accompanying statements of operations in 2004.

In the fourth quarter of 2003, in addition to the impairment charge for the Havana Foundry, we recorded a pre-tax impairment loss of $1.5 million, which is reported as “`Restructuring and impairment charges” in the accompanying statements of operations.

6. Goodwill

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is reviewed for impairment at the reporting unit level annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. As required under SFAS No. 142, we wrote off negative goodwill of $0.5 million net of taxes in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

We also performed impairment tests according to the requirements of SFAS No. 142. In the second quarter of 2002, with the assistance of an independent valuation firm, we performed our initial impairment test on our goodwill as of January 1, 2002. In addition, we performed our annual impairment test of goodwill as of November 30, 2002. Both tests indicated that goodwill was not impaired as of those dates.

In December 2003, with the assistance of an independent valuation firm, we performed our annual impairment test of goodwill as of November 30, 2003. Under the first step of the annual impairment test, the fair values of our Ferrous Metals reporting unit and Light Metals reporting unit were determined based on a combination of an income method, which estimates the fair value based on the future discounted cash flows, and a market method, which estimates the fair values based on comparable market prices. Under the income method, we assumed a cash flow period of 10 years, a discount rate of 11.5%, a compound annual growth rate of 4.5% and 7.7% for Ferrous Metals reporting unit and Light Metals reporting unit, respectively, for the ten year period and a terminal growth rate of 1.0%. Due to the erosion of the profitability of the Light Metals reporting unit and the revision of our forecast as a result of the changing market conditions, our estimated discounted cash flows from the Light Metals reporting unit decreased as compared to our impairment tests performed in 2002. Based on the first step of the impairment test, we determined that the carrying value of the Light Metals reporting unit was in excess of its fair value as of November 30, 2003. Accordingly, we were required to perform the second step of the impairment test on the Light Metals reporting unit to determine the amount of the impairment. The second step of the impairment test indicated that the pre-tax goodwill impairment charge was $51.1 million, which was reported as “Goodwill Impairment Charge” in the accompanying statements of operations in 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

6. Goodwill (continued)

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

7. Short-term Lines of Credit

Columbus Neunkirchen Foundry GmbH, our wholly-owned subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euro 4.5 million (approximately $6.1 million) at December 31, 2004. There were no outstanding borrowings under these agreements as of December 31, 2004 or 2003.

Portcast Fundicao Nodular, SA, our wholly-owned foreign subsidiary, has various lines of credit for up to Euro 16.3 million (approximately $22.2 million). There was approximately $12.9 million outstanding under these credit lines as of December 31, 2004. Annual interest accrues at various rates from approximately 3% to 4% and is payable monthly.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

7. Short-term Lines of Credit (continued)

On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended by seven amendments through May 31, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. Available borrowings under the DIP Facility are determined based on a budget that is subject to approval by the collateral and administrative agents, and are subject to a borrowing base calculated as a percentage of our accounts receivable, inventory and fixed assets, less reserves and fees. Interest on borrowings made under the DIP Facility is a base rate plus 2.0% per annum or a Eurodollar rate plus 3.0% per annum. Principal repayments are made on a daily basis from our cash collections. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The maturity date of the DIP Facility is the earlier of October 21, 2005 or the dates of certain accelerating events. In addition, the DIP Facility requires us to maintain certain financial covenants. The key financial covenants are limitations on capital expenditures and requirements that we achieve certain minimum consolidated EBITDA thresholds. At December 31, 2004 and April 30, 2005, we were in compliance with all debt covenants under our DIP Facility. As a result of entering into the DIP Facility, we incurred $1.8 million of debt issuance costs in October 2004 which were capitalized as “Other non-current assets” in the balance sheet. As of December 31, 2004 the balance outstanding under the DIP Facility was $3.0 million. Interest rates on the $3.0 million balance ranged from 5.2% to 7.2%. The issuance of letters of credit also reduces the amount we have available under the DIP Facility. As of December 31, 2004, we had $4.5 million in letters of credit outstanding under the DIP Facility.

8. Debt

Long-term debt consists of the following at December 31 (in thousands of dollars):

	2004	2003
INTERMET:
Revolving credit facility	$43,661	$60,000
Bank term loan	119,708	—
Senior notes	—	175,000
Domestic subsidiaries:
Industrial development bonds	—	39,350
Capitalized leases	504	974
Foreign subsidiaries:
Bank term notes	5,890	7,629
Capitalized leases	2,472	598

Total	172,235	283,551
Less: Long-term debt due within one year	168,180	4,303

Long-term debt due after one year	$4,055	$279,248

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

8. Debt (continued)

Due to the bankruptcy proceedings, unsecured pre-petition long-term debt has been reclassified to “Liabilities subject to compromise” in the December 31, 2004 consolidated balance sheet. The following is the long-term debt included in liabilities subject to compromise (in thousands of dollars):

2004
Senior notes	$175,000
Industrial development bonds	2,000

Total debt included in liabilities subject to compromise	$177,000

Bank Credit Agreement

On January 8, 2004, we refinanced our then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The Bank Credit Agreement is secured by substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. During 2004, principal payments of $0.6 million had been made towards the term loan before the filing of our bankruptcy proceedings. Due to the filing of our bankruptcy proceedings, we are in default under the Bank Credit Agreement. As a result, effective September 30, 2004 pricing on the revolving loan and term loan were modified to a floating rate. The annual interest rates as of December 31, 2004 were 6.5% for the revolving credit line and 7.0% for the term loan. Interest is payable monthly on both loans. In addition, and also effective as of September 30, 2004, we are required to accrue additional interest at an annual rate of 1.5%, which is added monthly to the outstanding loan balances for both the revolver and term loan.

In addition to borrowings under the $90.0 million credit line, we also had standby letters of credit outstanding totaling $24.4 million as of December 31, 2004. These letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.

Both the term loan and the revolver have covenants that require us to maintain certain financial ratios, place restrictions on the amount that we can pay in dividends, as well as impose other covenants and restrictions. At September 30, 2004 and December 31, 2004, we were not in compliance with these covenants and the outstanding balances were included in “Long-term debt due within one year” in the consolidated balance sheet. As a result of entering into this loan agreement, we capitalized debt issuance costs of $3.4 million and wrote off capitalized debt issuance costs of $1.4 million related to our previous bank financing in 2004.

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

8. Debt (continued)

Senior Notes

On June 13, 2002, we completed an unsecured senior note offering of $175.0 million (the “Senior Notes”). The Senior Notes bear a fixed rate of interest of 9.75% and mature on June 15, 2009. The net proceeds of the Senior Note offering were used to pay the remaining balance on a then-existing bank term loan and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the note offering and were included in “Other noncurrent assets” in the accompanying balance sheet and were being amortized over seven years. Interest on the Senior Notes is due each June 15 and December 15. The Senior Notes are unsecured and rank equally with all of our existing and future unsecured senior debt. We are in default under the Senior Notes and the balance due together with interest has been classified as “Liabilities subject to compromise” in the December 31, 2004 consolidated balance sheet. In September 2004, the remaining $4.0 million of capitalized debt issuance costs were written off and have been classified as “Reorganization charges” in the December 31, 2004 consolidated income statement. See Note 9 to the Consolidated Financial Statements, Supplemental Condensed Consolidating Financial Information, for additional information regarding the Senior Notes. The estimated fair value of our Senior Notes based on market data as of December 31, 2004, was approximately $85.7 million. Due to our Chapter 11 filing, interest that was due on December 15, 2004 was not paid.

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

Lynchburg Foundry Company Revenue Bonds

Under the terms of an unsecured bond indenture, Lynchburg Foundry Company, our wholly-owned subsidiary, is required to make partial redemption of certain industrial development revenue bonds on an annual basis through June 2006. The redemption amount is $0.4 million per year, with a final payment at maturity of $1.7 million. The balance outstanding as of December 31, 2004 was $2.0 million. Lynchburg Foundry Company is in default of its obligations under these bonds. No letters of credit have been issued to secure payment of these bonds and they are otherwise unsecured. The bonds are subject to optional redemption prior to maturity and bear interest at an annual rate of 7.0%. Interest is paid semi-annually, however, the interest payment that was due in December 2004 was not paid due to the Chapter 11 filing. The outstanding balance together with interest has been classified as “Liabilities subject to compromise” in the December 31, 2004 consolidated balance sheet.

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

8. Debt (continued)

Other Obligations

We had capital leases of $2.9 million and $1.6 million at December 31, 2004 and 2003, respectively. These leases relate to assets with net book values of $5.1 million and $3.0 million at December 31, 2004 and 2003, respectively. Annual interest rates for these leases ranged from 3.00% to 8.58% in 2004 and 2003. The amortization of assets under capital leases is included in depreciation expense.

The foreign bank term notes bear interest rates from 3.0% to 4.0% per annum. These borrowings are secured by property, plant and equipment of our European operations with net book values aggregating to approximately $34.5 million at December 31, 2004. At December 31, 2004, the Porto Foundry had term loans of Euro 4.2 million (approximately $5.7 million). These loans amortize semi-annually with various amounts coming due from 2005 through 2008.

Maturities of long-term debt and capital leases at December 31, 2004 are as follows (in thousands of dollars):

2005	$168,180
2006	2,693
2007	681
2008	681
2009	—
Thereafter	—

Totals	$172,235

We paid interest of $21.5 million, $28.9 million and $26.5 million in 2004, 2003 and 2002, respectively. No interest expense was capitalized in 2004 or 2003. During our bankruptcy proceedings, we have not been paying interest on unsecured pre-petition obligations and as of the date of filing of the bankruptcy proceedings we ceased accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Interest expense not accrued or recorded on unsecured pre-petition debt totaled $4.3 million at December 31, 2004.

On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended by seven amendments through a May 31, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. See addition discussion regarding the DIP Facility in Note 7 to the Consolidated Financial Statements, Short-term Lines of Credit.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information

On June 13, 2002, we issued $175.0 million of senior notes, which will mature in 2009 (the “Senior Notes”). The Senior Notes are guaranteed by certain of our wholly-owned domestic subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The Senior Notes are effectively subordinated to the secured debt of INTERMET Corporation (“Parent”). Restrictions contained in the indenture covering the Senior Notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing our capital stock, disposing assets, engaging in affiliate transactions and transferring assets. As of December 31, 2004, the Parent and the Combined Guarantor Subsidiaries had $166.9 million of secured debt outstanding and $52.5 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.

Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company and Western Capital Corporation) and all of our foreign subsidiaries (“Combined Non-Guarantor Subsidiaries”) are not guarantors of the Senior Notes. The Combined Non-Guarantor Subsidiaries had $21.3 million of debt outstanding as of December 31, 2004.

Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries and INTERMET on a consolidated basis as of December 31, 2004, 2003 and 2002, respectively.

Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Combined Guarantor Subsidiaries are not provided as the condensed consolidating financial information contained herein provides information to allow investors to determine the nature of the assets held by and the operations of the combined group.

The senior notes are unsecured pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us may not be enforced. On September 29, 2004 we ceased accruing interest on the Senior Notes and other liabilities subject to compromise in accordance with SOP 90-7.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$674,655	$175,845	$(13,327)	$837,173
Cost of sales	—	680,989	153,288	(13,339)	820,938

Gross profit (loss)	—	(6,334)	22,557	12	16,235
Selling, general and administrative	23,908	4,126	15,274	9	43,317
Reorganization charges	14,733	—	—	—	14,733
Goodwill impairment charge	—	164,671	1,262	—	165,933
Restructuring and impairment charges	—	32,213	—	—	32,213

Operating (loss) profit	(38,641)	(207,344)	6,021	3	(239,961)
Other expenses (income), net:
Interest expense, net	20,281	8,855	1,343	5	30,484
Other expense (income), net	(372)	(163)	24	—	(511)

(Loss) income from continuing operations before income taxes	(58,550)	(216,036)	4,654	(2)	(269,934)
Income tax benefit (expense)	1,672	(1,090)	(1,318)	—	(736)

(Loss) income from continuing operations	(56,878)	(217,126)	3,336	(2)	(270,670)
Loss from discontinued operations, net of tax	—	(2,958)	—	—	(2,958)
Equity in net income (loss) of subsidiaries	(216,750)	3,334	—	213,416	—

Net (loss) income	$(273,628)	$(216,750)	$3,336	$213,414	$(273,628)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$632,431	$116,405	$(17,669)	$731,167
Cost of sales	—	583,730	101,266	(17,669)	667,327

Gross profit	—	48,701	15,139	—	63,840
Selling, general and administrative	3,592	24,540	11,274	—	39,406
Goodwill impairment charge	—	51,083	—	—	51,083
Restructuring and impairment charges	—	9,707	261	—	9,968

Operating (loss) profit	(3,592)	(36,629)	3,604	—	(36,617)
Other expenses (income), net:
Interest expense, net	20,313	9,000	582	—	29,895
Other expense (income), net	(1,054)	124	(1,029)	—	(1,959)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(22,851)	(45,753)	4,051	—	(64,553)
Income tax benefit (expense)	(23,222)	3,774	912	—	(18,536)
Equity interest in a joint venture	—	—	752	—	752

(Loss) income from continuing operations	(46,073)	(41,979)	5,715	—	(82,337)
Loss from discontinued operations, net of tax	—	(16,576)	—	—	(16,576)
Equity in net income (loss) of subsidiaries	(52,840)	5,715	—	47,125	—

Net (loss) income	$(98,913)	$(52,840)	$5,715	$47,125	$(98,913)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2002
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$683,634	$87,950	$(15,847)	$755,737
Cost of sales	(35)	619,931	79,225	(15,887)	683,234

Gross profit	35	63,703	8,725	40	72,503
Selling, general and administrative	3,709	22,578	6,537	2	32,826

Operating (loss) profit	(3,674)	41,125	2,188	38	39,677
Other expenses (income), net:
Interest expense (income), net	20,259	8,468	(457)	—	28,270
Other expense (income), net	57	(100)	(118)	—	(161)

(Loss) income from continuing operations before income taxes and equity interest in a joint venture	(23,990)	32,757	2,763	38	11,568
Income tax benefit (expense)	10,556	(13,167)	(54)	—	(2,665)
Equity interest in a joint venture	—	—	1,573	—	1,573

(Loss) income from continuing operations	(13,434)	19,590	4,282	38	10,476
Loss from discontinued operations, net of tax	—	(1,954)	—	—	(1,954)
Cumulative effect of change in accounting principle, net of tax	—	—	481	—	481
Equity in net income (loss) of subsidiaries	22,437	4,763	—	(27,200)	—

Net (loss) income	$9,003	$22,399	$4,763	$(27,162)	$9,003

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,477	$252	$9,510	$—	$11,239
Accounts receivable, net	654	77,806	36,065	—	114,525
Inventories	—	45,915	25,671	(59)	71,527
Other current assets	6,812	6,175	654	(2,231)	11,410

Total current assets	8,943	130,148	71,900	(2,290)	208,701
Property, plant and equipment, net	8,738	191,618	76,865	859	278,080
Other noncurrent assets:
Other noncurrent assets	13,853	10,881	2,116	(808)	26,042
Intercompany, net	(50,741)	78,189	(31,210)	3,762	—
Investments in subsidiaries	291,505	64,426	—	(355,931)	—

Total assets	$272,298	$475,262	$119,671	$(354,408)	$512,823

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,986	$7,958	$20,025	$—	$29,969
Accrued liabilities	20,392	41,123	12,112	58	73,685
Short-term lines of credit	3,000	—	12,975	—	15,975
Long-term debt due within one year	163,369	504	4,307	—	168,180

Total current liabilities	188,747	49,585	49,419	58	287,809

Liabilities subject to compromise	186,820	63,644	—	—	250,464

Noncurrent liabilities:
Long-term debt due after one year	—	—	4,055	—	4,055
Retirement benefits	4,786	66,196	—	—	70,982
Other noncurrent liabilities	600	5,795	1,773	—	8,168

Total noncurrent liabilities	5,386	71,991	5,828	—	83,205
Shareholders’ equity (deficit)	(108,655)	290,042	64,424	(354,466)	(108,655)

Total liabilities and shareholders’ equity (deficit)	$272,298	$475,262	$119,671	$(354,408)	$512,823

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$(2,674)	$127	$3,582	$—	$1,035
Accounts receivable, net	7	64,457	22,309	—	86,773
Inventories	—	58,030	19,440	(59)	77,411
Other current assets	7,319	1,677	1,751	1	10,748

Total current assets	4,652	124,291	47,082	(58)	175,967
Property, plant and equipment, net	3,765	247,681	71,766	868	324,080
Other noncurrent assets:
Goodwill	—	164,671	1,262	—	165,933
Other noncurrent assets	9,337	9,318	2,049	—	20,704
Intercompany, net	(101,560)	122,510	(24,711)	3,761	—
Investments in subsidiaries	515,513	54,769	—	(570,282)	—

Total assets	$431,707	$723,240	$97,448	$(565,711)	$686,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$58,504	$20,398	$(316)	$80,737
Accrued liabilities	28,377	42,877	224	2,606	74,084
Short-term lines of credit	—	—	9,992	—	9,992
Long-term debt due within one year	350	983	2,970	—	4,303

Total current liabilities	30,878	102,364	33,584	2,290	169,116
Noncurrent liabilities:
Long-term debt due after one year	237,000	36,991	5,257	—	279,248
Retirement benefits	5,765	65,002	—	—	70,767
Other noncurrent liabilities	(4,073)	4,843	3,838	808	5,416

Total noncurrent liabilities	238,692	106,836	9,095	808	355,431
Shareholders’ equity	162,137	514,040	54,769	(568,809)	162,137

Total liabilities and shareholders’ equity	$431,707	$723,240	$97,448	$(565,711)	$686,684

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	$(55,152)	$12,763	$17,554	$—	$(24,835)
Cash used in discontinued operations	—	(359)	—	—	(359)

Net cash (used in) provided by operating activities	(55,152)	12,404	17,554	—	(25,194)

Investing activities:
Additions to property, plant and equipment by continuing operations	(3,161)	(11,070)	(8,627)	—	(22,858)
Proceeds from sale of property, plant and equipment	969	—	—	—	969
Purchase of shares of a subsidiary	—	—	(6,220)	—	(6,220)

Net cash used in investing activities	(2,192)	(11,070)	(14,847)	—	(28,109)

Financing activities:
Net (decrease) increase in revolving credit facility	(16,339)	—	2,200	—	(14,139)
Proceeds from term loan	120,000	—	—	—	120,000
Proceeds from debtor-in-possession facility	3,000	—	—	—	3,000
Repayment of revenue bonds	(35,000)	—	—	—	(35,000)
Repayment of other debts	(1,904)	(1,209)	(511)	—	(3,624)
Payment of debt issuance costs	(5,200)	—	—	—	(5,200)
Issuance of common stock	16	—	—	—	16
Dividends paid	(3,078)	—	—	—	(3,078)

Net cash used in financing activities	61,495	(1,209)	1,689	—	61,975
Effect of exchange rate changes on cash and cash equivalents	—	—	1,532	—	1,532

Net increase (decrease) in cash and cash equivalents	$4,151	$125	$5,928	$—	$10,204

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

9. Supplemental Condensed Consolidating Financial Information (continued)

	Year ended December 31, 2002
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash provided by (used in) continuing operating activities	$92,225	$4,231	$(10,027)	$—	$86,429
Cash provided by discontinued operations	—	2,946	—	—	2,946

Net cash provided by (used in) operating activities	92,225	7,177	(10,027)	—	89,375

Investing activities:
Additions to property, plant and equipment by continuing operations	(1,714)	(5,358)	(1,355)	—	(8,427)
Additions to property, plant and equipment by discontinued operations	—	(1,018)	—	—	(1,018)

Net cash used in investing activities	(1,714)	(6,376)	(1,355)	—	(9,445)

Financing activities:
Net decrease in revolving credit facility	(85,000)	—	—	—	(85,000)
Proceeds from debt offering	175,000	—	—	—	175,000
Repayment of term loan	(171,750)	—	—	—	(171,750)
Repayment of other debts	(244)	(1,100)	(302)	—	(1,646)
Payment of debt issuance costs	(6,022)	—	—	—	(6,022)
Issuance of common stock	374	—	—	—	374
Dividends paid	(4,075)	—	—	—	(4,075)

Net cash used in financing activities	(91,717)	(1,100)	(302)	—	(93,119)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,621	—	2,621

Net decrease in cash and cash equivalents	$(1,206)	$(299)	$(9,063)	$—	$(10,568)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation

We have executive stock option and incentive award plans (“Employee Plans”) and a directors stock option plan (“Directors Plan”). The Employee Plans permit the grant of options and restricted shares for up to 3,000,000 shares of common stock. The Directors Plan permits the grant of options to purchase up to 150,000 shares of common stock. Options granted under the Employee Plans vest over a four-year period. Options granted under the Directors Plan are exercisable at the grant date. The exercise prices of options issued under Employee Plans and Directors Plan are equal to the fair values of the common stock at the option grant date. Certain options also remain outstanding from prior stock option plans. At December 31, 2004, options for 1,571,094 shares were exercisable, while 649,383 of the Employee Plan options and restricted shares and 6,000 Directors Plan options were available for future grant.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option and incentive award plans. Accordingly, we have not recognized compensation expense for our stock option and incentive award plans.

The fair values of our stock options utilized in developing the disclosures presented in Note 1 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.38%	3.50%	3.00%

Dividend yield	0.00%	1.00%	1.00%

Volatility	2.185	0.464	0.769

Expected life	6 years	6 years	6 years

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

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation (continued)

A summary of our stock option activity for the three years ended December 31, 2004, is as follows:

		Weighted
	Number of	Average	Exercise
	Options	Exercise Price	Price Range

Outstanding at January 1, 2002	1,665,850	$9.54
Granted	175,000	5.07	$4.20 - $8.39
Exercised	(19,750)	9.67	8.66 - 11.20
Forfeited	(80,125)	5.41	3.44 - 18.06

Outstanding at December 31, 2002	1,740,975	$9.27	3.38 - 19.38

Exercisable at December 31, 2002	1,141,248	$11.25

Weighted average fair value of options granted during 2002		$3.03

Outstanding at January 1, 2003	1,740,975	$9.27
Granted	325,500	3.57	$3.57
Exercised	—	—	—
Forfeited	(272,000)	9.72	3.44 - 18.06

Outstanding at December 31, 2003	1,794,475	$8.17	3.38 - 19.38

Exercisable at December 31, 2003	1,190,320	$10.29

Weighted average fair value of options granted during 2003		$1.58

Outstanding at January 1, 2004	1,794,475	$8.17
Granted	428,250	5.09	$5.09
Exercised	(4,875)	3.45	3.44 - 3.57
Forfeited	(235,000)	6.30	3.38 - 17.00

Outstanding at December 31, 2004	1,982,850	$7.74	3.44 - 19.38

Exercisable at December 31, 2004	1,571,094	$8.62

Weighted average fair value of options granted during 2004		$5.07

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

10. Stock Compensation (continued)

The following table summarizes information about options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(in years)	Price	Exercisable	Price
$0.00 - $9.68	1,448,850	6.5	$5.12	1,026,094	$5.31

9.69 - 19.38	534,000	2.9	14.85	545,000	14.85

	1,982,850			1,571,094

We have an Employee Stock Ownership Plan (“ESOP”) which enables of some our United States employees who are not covered by collective bargaining agreements to purchase our common stock. We make contributions equal to 3.0% of the annual compensation of the ESOP participants. We may, at our discretion, make additional contributions within specified limits. Beginning with the 2003 plan year, our contributions have been made to the Savings and Investment Plan, a 401(k) retirement plan, instead of the ESOP. Our contributions to the Savings and Investment Plan were $0.7 million 2004 and 2003. ESOP expenses were $0.6 million in 2002.

On October 6, 1995, pursuant to a Shareholder Protection Rights Agreement of the same date, our Board of Directors declared a dividend of one right for each share of INTERMET common stock held of record at the close of business on October 17, 1995. The rights generally are not exercisable until 10 days after an announcement by us that an acquiring person, as defined (excluding, with certain limitations, certain holders of 10% or more of our common stock who do not acquire additional shares, any of our ESOPs or benefit plans, and us and our wholly-owned subsidiaries), has acquired 10% of our common stock or announces a tender offer that could result in the ownership of 10% or more of our common stock. Each right, should it become exercisable, will entitle the owner to buy 1/100th of a share of Participating Preferred Stock, a new series of our preferred stock, at an exercise price of $40. On October 16, 1997, we amended the rights agreement to provide that certain institutional investors who own in excess of 10%, but less than 15% of our common stock, are not “acquiring persons” as defined by the rights agreement.

In the event the rights become exercisable as a result of an acquiring person’s acquisition of shares, each right will entitle the owner, other than the acquiring person, to buy at the rights’ then-current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of common stock, the board of directors may elect to exchange all outstanding rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of common stock per right. Unless we merge with another company under certain conditions or redeem or exchange the rights before October 6, 2005, the rights will expire on that date.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Future minimum rental payments required under building and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows (in thousands of dollars):

2005	$4,122
2006	2,474
2007	1,976
2008	1,128
2009	68
Thereafter	21

Total	$9,789

Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown above may not reflect actual cash outlays in the future periods. Total rental expense under operating leases aggregated $5.2 million, $4.5 million, and $5.5 million in 2004, 2003 and 2002, respectively.

We had commitments to purchase capital equipment of approximately $3.5 million as of December 31, 2004.

At December 31, 2004, 48% of our domestic labor force was covered by collective bargaining agreements, with 14% of our domestic labor force covered by collective bargaining agreements that will expire within one year.

We are subject to federal, state, local and foreign environmental laws and regulations concerning, among other things, air emissions, effluent discharges, storage treatment and disposal of hazardous materials and remediation of contaminated soil and groundwater. In addition, at some of our industrial sites hazardous materials have been managed for many years. Consequently, we are subject to various environmental laws that impose compliance obligations and can create liability for historical releases of hazardous substances. It is likely that we will be subject to increasingly stringent environmental standards in the future and that we will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis.

The 1990 amendments to the Federal Clean Air Act and regulations promulgated thereunder are expected to have a major impact on the compliance cost of many U.S. companies, including foundries of the type we own. We are in the process of reviewing Maximum Achievable Control Technology Standards that will be applicable to our industry.

We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently or formerly owned by us or our subsidiaries. For known environmental sites, we have recorded reserves, on an undiscounted basis, to cover estimated future environmental expenditures. Environmental reserves at December 31, 2004 and 2003 were $6.3 million and $6.9 million, respectively. As of December 31, 2004, the environmental reserves included a $3.1 million cash escrow account required as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. We expect that the clean-up will occur in 2005. The reserves also include $2.3 million for the now-closed Radford Foundry, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.

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

12. Retirement Plans and Benefits

We maintain four non-contributory defined benefit pension plans for certain U.S. employees covered by collective bargaining agreements for which the benefits are based on years of service. Additionally, we maintain two non-contributory defined benefit pension plans for certain U.S. salaried and non-union hourly employees for which the benefits are based on final average compensation. Our policy is to fund amounts as required under applicable laws and regulations.

In addition to providing pension benefits, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents. In 2003, eligibility requirements for retiree health care for certain salaried employees were changed so that these employees can become eligible for retiree health care benefits at age 62, depending on years of service. Employees hired on or after January 1, 2004 will not be eligible for retiree health care benefits. Certain salaried employees who already have met eligibility requirements at age 55 or age 60, depending on years of service, continue to be eligible for retiree health care benefits. Retirees and their dependents under age 65 receive substantially the same health care benefits as active employees. The medical plans generally pay most medical expenses less deductible and co-pay amounts. Salaried and hourly employees also contribute to the cost of coverage. Certain salaried employee coverage converts to a Medicare carve-out plan at age 65. We subsidize a Medicare supplement plan for certain eligible salaried employees over age 65. Coverage for most hourly employees ceases at age 65. However, certain hourly employees retain eligibility for coverage supplementing Medicare.

Our amendments to certain plans in 2003 increased our pension benefit obligations by $1.6 million and reduced our other postretirement benefit obligations by $5.0 million. In addition, the curtailment of a postretirement benefit plan in 2003 reduced the other postretirement benefit obligations by $0.5 million.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

Due to the closure of the Radford Foundry in 2003, other postretirement benefit obligations decreased by $2.0 million and resulted in an after-tax gain of $1.2 million. We also incurred an increase in pre-tax pension cost of $0.3 million ($0.2 million after-tax loss) due to pension curtailment. The net after-tax gain of $1.0 million was reported in “Loss from discontinued operation, net of tax” in the accompanying statements of operations in 2003.

During 2004, amendments to certain pension plans increased our pension benefit obligation by $1.5 million. No other postretirement benefit amendments were recognized during 2004. In addition, we recognized a curtailment in the Ganton Technologies Inc., Racine Hourly Employees Retirement Plan as of December 15, 2004, increasing pension benefit obligation by $0.5 million, also resulting in a $1.2 million increase to our pension cost.

We use a September 30 measurement date for all of our pension and other postretirement benefit plans.

The obligations and funded status of our retirement benefit plans are as follows (in thousands of dollars):

	At December 31,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:

Benefit obligation at beginning of year	$104,722	$90,828	$42,530	$43,435
Service cost — benefits earned during the year	2,347	2,443	447	1,018
Interest cost on benefit obligation	6,231	6,018	2,433	2,746
Amendments	1,478	1,636	—	(4,985)
Curtailment	455	—	—	(520)
Actuarial losses	2,277	8,229	(1,126)	4,332
Benefits paid	(5,076)	(4,432)	(5,479)	(3,496)

Benefit obligation at end of year	$112,434	$104,722	$38,805	$42,530

Change in plan assets:

Fair value of plan assets at beginning of year	$62,472	$58,897
Actual return on plan assets	4,456	5,793
Company contributions	9,063	2,214
Benefits paid	(5,076)	(4,432)

Fair value of plan assets at end of year	$70,915	$62,472

Funded status of the plan (under-funded)	$(41,519)	$(42,250)	$(38,805)	$(42,530)
Unrecognized net actuarial losses	36,910	35,550	1,931	3,207
Unrecognized transition obligation	—	286	—	—
Unrecognized prior service cost (benefit)	6,323	6,497	(4,315)	(4,678)

Prepaid (accrued) benefit cost on balance sheets	$1,714	$83	$(41,189)	$(44,001)

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

Amounts recognized for pension benefits in the consolidated balance sheets consist of (in thousands of dollars):

	At December 31,
	2004	2003
Prepaid pension benefit cost	$1,788	$4,708
Accrued pension benefit liability	(42,705)	(46,020)
Intangible assets	6,323	6,497
Accumulated other comprehensive income, pretax	36,308	34,898

Net amount recognized	$1,714	$83

The accumulated benefit obligation for all of the pension plans was $111.8 million and $104.1 million at December 31, 2004 and 2003, respectively.

All of our pension plans had accumulated benefit obligations in excess of plan assets (under-funded plans) as of December 31, 2004 and 2003.

The components of net periodic benefit cost are as follows (in thousands of dollars):

	Years ended December 31,
	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$2,347	$2,443	$1,922	$447	$1,018	$973
Interest cost	6,231	6,018	5,966	2,433	2,746	2,925
Expected return on plan assets	(5,732)	(5,878)	(6,120)	—	—	—
Amortization of net transition obligation	—	—	15	—	—	—
Amortization of prior service cost	919	735	756	(364)	(60)	(2)
Amortization of loss (gain)	2,195	1,531	(382)	151	(208)	(445)
Curtailment loss	1,187	253	—	—	—	—

Net periodic benefit cost	$7,147	$5,102	$2,157	$2,667	$3,496	$3,451

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

The assumptions used to determine benefit obligations and cost are as follows:

     Weighted-average assumptions used to determine benefit obligations:

	At December 31,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase for benefit plans with benefit obligations based on compensation	3.65%	3.66%

     Weighted-average assumptions used to determine net periodic benefit cost:

	Years ended December 31,
	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Expected long-term return on plan assets	8.50%	8.75%	9.50%
Rate of compensation increase for benefit plans with benefit cost based on compensation	3.66%	3.61%	3.61%

To determine the overall expected long-term rate of return on assets, we consider the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset categories in which the portfolio is invested and the expected returns of each asset category of the investment portfolio. The expected return of each asset category is then weighted based on the target asset allocation to develop the overall expected long-term rate of return on assets.

During each quarter, our pension plan actuaries determine a range of expected rates of return based on actual asset mix. Expected rates of return that are between the 25th and 75th percentile of this range are considered reasonable. The expected rate of return of 8.50% as of September 30, 2004 and 2003 was near the 70th percentile of the ranges of expected rates of return.

Assumed health care cost trend rates for other postretirement benefits:	At December 31,
	2004	2003

Health care cost trend rate assumed for next year	10.00%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects for 2004 (in thousands of dollars):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost	$190	$(167)
Effect on postretirement benefit obligation	$2,318	$(2,086)

Our pension plans’ weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	Plan Assets at December 31,
	2004	2003
Asset Category:
Equity securities	53%	52%
Debt securities	47%	48%

Total	100%	100%

Equity securities do not include any of our common stock.

Under our investment policies and strategies, pension funds are invested in equity securities (including convertible securities), debt securities (including preferred stock) and cash equivalents (including senior debt less than one year to maturity). Pension plan assets allocation guidelines as follows:

Asset Category:	Allocation Guidelines
Equity securities	30% to 75%
Debt securities	25% to 70%
Cash equivalents	0% to 30%

Investment managers have full discretion to invest assets within our investment guidelines, including timing, turnover and selection of investment. Pension plan assets are held such that assets are available for near-term, mid-term and long-term future benefit payments.

Equity asset holdings are selected from established markets (including New York Stock Exchange, over-the-counter markets and regional and foreign markets) and equity portfolios are expected to achieve an absolute and risk adjusted return which surpasses the comparative index. Equity assets cannot be held in private placement securities, letter stock or uncovered options. Short sales, margin transactions and other specialized transactions are prohibited. No more than 10% of assets may be held in an individual security or 15% in a particular industry. This pertains to both equity and debt investments, exclusive of treasuries and agencies.

Debt asset holdings can be invested in liquid preferred stocks, corporate debt, obligations of the U.S. Government and its fully guaranteed agencies and debt issues convertible to equities. Investments in single-issue securities are limited to 5% of assets (except for U.S. Government or agency obligations). Assets are not to be invested in private placements, fixed income or interest rate futures, or from arbitrage or other specialized investments. Up to 5% of assets may be invested in below investment grade debt securities. Up to 5% of assets may be invested in global fixed income securities.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

12. Retirement Plans and Benefits (continued)

Cash equivalent holdings may be invested in commercial paper, repurchase agreements, Treasury bills, certificates of deposit and money market funds. Investments in cash equivalents can be made for income, for liquidity, for expense and benefit payments or to preserve principal value. Assets must represent maturity of less than one year at the time of purchase. Short-term instruments considered speculative in nature may not be purchased. Single issuer paper is limited to 5% of the funds, except for U.S. Government or agencies.

Pension funds may also be invested in mutual funds or other pooled funds containing securities. Direct investments in financial futures, commodities and currency exchanges are prohibited; however, such investments may be made in mutual funds.

We expect to contribute $8.1 million to our pension plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands of dollars):

		Other
		Postretirement
	Pension Benefits	Benefits
2005	$5,772	$3,755
2006	5,884	3,559
2007	6,187	3,468
2008	6,431	3,247
2009	6,756	3,155
Years 2010 to 2014	38,029	16,216

Our measurement of the Wagner Castings Company postretirement medical obligations includes the anticipated impact of the federal subsidy enabled by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These effects are measured in accordance with the Financial Accounting Standards Board Staff Position (FSP FAS106-2) as of the 2004 year-end disclosure. For expense, the impact is to be recognized prospectively, beginning with the 2005 fiscal year expense. While final regulations have not been issued on qualifications for the subsidy or the determination of actuarial equivalence, these measurements are believed to be reasonable best estimates based on the “two-pronged” approach to subsidy determination set forth in the proposed regulations. Under this standard, the Wagner Casting Company’s post-Medicare prescription drug plan is “actuarially equivalent” for all retirees receiving medical benefits after 65 years of age (except for hourly participants who retired prior to June 1, 1980) as the value of the plan benefits exceeds the value of Medicare Part D benefits less participant premiums. The annual Medicare subsidy is projected to be $623 per person starting in 2006. This average subsidy amount is assumed to increase at a rate of 8.12% in 2007 decreasing to 5.0% in 2022 and thereafter. With respect to our other (non-Wagner) retiree medical plans, because we do not provide prescription drug benefits to retirees after age 65, it is assumed that the employer will not qualify for the federal subsidy. The Act had no impact on disclosed results.

We maintain several defined contribution plans for certain salaried employees, hourly employees covered by collective bargaining agreements and non-union hourly employees. All of these plans allow participants to make pretax contributions as a percentage of their compensation. We contribute a specified percentage of the annual compensation of participants to some of the plans. Certain plans provide a matching contribution on employees’ pretax contribution up to a specified limit. Some plans provide for contributions based on hours worked by each employee; other plans provide for profit-sharing contributions or other base contributions. Costs recognized as expenses to these plans, excluding ESOP expenses, were $2.6 million, $3.0 million and $2.4 million in 2004, 2003 and 2002, respectively.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

13. Income Taxes

Components of income (loss) from continuing operations before income taxes are as follows:

	Years ended December 31,
	2004	2003	2002
Domestic	$(277,902)	$(70,508)	$6,343
Foreign	7,968	6,707	6,798

Total	$(269,934)	$(63,801)	$13,141

The provision for income taxes consists of the following (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$(2,656)	$—	$—
State	355	484	504
Foreign	913	(374)	739

	(1,388)	110	1,243

Deferred:
Federal	—	18,314	1,522
State	—	—	(100)
Foreign	2,124	112	—

	2,124	18,426	1,422

Total tax provision	$736	$18,536	$2,665

In 2004 we did not pay any federal income taxes. We received refunds of $2.7 million in 2004 attributable to an audit of our 2001 federal tax return and resulting carryback claims to our 2002, 1999 and 1996 tax returns. We paid federal income taxes of approximately $2.5 million and $1.1 million in 2003 and 2002, respectively.

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to (loss) income from continuing operations before income taxes and equity interest in a joint venture in the following amounts (in thousands of dollars):

	Years ended December 31,
	2004	2003	2002
Provision for income taxes (benefits) at U.S. statutory rate	$(94,476)	$(22,594)	$4,672
Foreign operations	4,435	(94)	573
Utilization of credits and credit carryforwards	—	—	(3,065)
State income taxes excluding valuation allowance, net of federal income tax benefits	(1,368)	(415)	691
Non-deductible goodwill amortization and write-off	49,528	13,767	—
Valuation allowance for federal tax	41,325	22,981	—
Valuation allowance for state tax	1,622	899	—
Refund of federal income tax	(2,656)
Other	2,326	3,992	(206)

Total tax provision	$736	$18,536	$2,665

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

13. Income Taxes (continued)

The components of our net deferred income tax assets at December 31, 2004 and 2003 are as follows (in thousands of dollars):

	2004	2003
Compensation and benefit items	$36,320	$37,618
Operating loss, foreign tax credit and Alternative Minimum Tax credit carryforwards	40,864	19,449
Impairment and shutdown costs	1,262	1,539
Deductible goodwill	12,516	3,991
Reserve for bad debts, returns and allowances	2,566	1,984
Inventory reserve	7,382	5,337
State income taxes	(14)	1,093
Other temporary differences	3,804	1,274

Gross deferred tax assets	104,700	72,285
Valuation allowance	(62,646)	(29,732)

Deferred tax assets	42,054	42,553

Depreciation and related items	(34,121)	(32,346)
Other temporary differences	(9,910)	(10,060)

Gross deferred tax liabilities	(44,031)	(42,406)

Net deferred tax assets (liabilities)	($1,977)	$147

There are limitations on the use of operating loss carryforwards included in the deferred tax assets. Domestic operating loss carryforwards have a life of 15 to 20 years.

As a result of an audit of the 2001 federal tax return, foreign tax credits of $0.2 million, $3.8 million and $7.2 million generated in the returns as filed for 2003, 2002 and 2001, respectively, were either converted to foreign tax deductions to create net operating loss deductions or available for carryover/carryback to earlier tax years resulting in a tax refund of $2.7 million during 2004.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

14. Reporting for Business Segments

We evaluate our financial results in two business segments, Ferrous Metals and Light Metals. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by management. The Ferrous Metals segment consists of ferrous foundry operations and their related machining operations. The Light Metals segment consists of aluminum, magnesium and zinc casting operations and their related machining operations. Our Corporate and Other segment includes operations that do not fall within the Ferrous Metals segment or Light Metals segment, including our corporate business unit and its related expenses and eliminations. Selected financial information for our each of our business segments is as follows:

		Light	Corporate
	Ferrous Metals	Metals	and Other	Consolidated
	(in thousands of dollars)
Year ended December 31, 2004
Net sales	$562,623	$274,550	$—	$837,173
Depreciation and amortization expense	30,548	17,266	1,936	49,750
Goodwill impairment charge	59,731	106,202	—	165,933
Restructuring and impairment charges	18,569	11,299	2,345	32,213
Reorganization charges	—	—	14,733	14,733
Operating loss	(16,906)	(124,642)	(98,413)	(239,961)
Interest expense, net	6,162	4,789	19,533	30,484
Purchases of property, plant and equipment — continuing operations	10,830	8,918	3,110	22,858

As of December 31, 2004
Total assets	$378,720	$104,031	$30,072	$512,823

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

14. Reporting for Business Segments (continued)

		Light	Corporate
	Ferrous Metals	Metals	and Other	Consolidated
	(in thousands of dollars)
Year ended December 31, 2003
Net sales	$493,401	$237,766	$—	$731,167
Depreciation and amortization expense	31,143	17,202	1,906	50,251
Goodwill impairment charge	—	51,083	—	51,083
Restructuring and impairment charges	9,138	556	274	9,968
Operating profit (loss)	13,333	(44,192)	(5,758)	(36,617)
Interest expense, net	4,600	4,928	20,367	29,895
Purchases of property, plant and equipment — continuing operations	8,036	9,772	1,725	19,533
Purchases of property, plant and equipment — discontinued operations	145	—	—	145

As of December 31, 2003
Goodwill	$59,731	$106,202	$—	$165,933
Total assets	372,812	281,396	32,476	686,684

Year ended December 31, 2002
Net sales	$484,146	$271,591	$—	$755,737
Depreciation and amortization expense	27,011	18,019	2,090	47,120
Operating profit (loss)	25,867	20,216	(6,406)	39,677
Interest expense, net	3,584	4,390	20,296	28,270
Cumulative effect of change in accounting	—	—	481	481
Purchases of property, plant and equipment — continuing operations	2,648	4,065	1,714	8,427
Purchases of property, plant and equipment — discontinued operations	671	—	347	1,018

As of December 31, 2002
Goodwill	$59,731	$157,285	$—	$217,016
Total assets	367,002	332,905	64,191	764,098

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

15. Geographic Area and Major Customer Information

The following is a breakout of net sales, operating profit, income before income taxes and identifiable assets based on the geographic locations of our domestic and foreign operations as of and for the years ended December 31, 2004, 2003 and 2002. We operate in North America and have international operations in Europe, mainly Germany and Portugal.

	For the years ended December 31,
	2004	2003	2002
	(in thousands of dollars)
Net sales:
North America	$661,328	$614,762	$667,787
Europe	175,845	116,405	87,950

Total	$837,173	$731,167	$755,737

Operating (loss) profit:
North America	$(248,051)	$(41,291)	$36,239
Europe	8,090	4,674	3,438

Total	$(239,961)	$(36,617)	$39,677

(Loss) income from continuing operations before income taxes and equity interest in a joint venture:
North America	$(275,903)	$(68,693)	$8,379
Europe	5,969	4,140	3,189

Total	$(269,934)	$(64,553)	$11,568

	As of December 31,
	2004	2003	2002
Identifiable assets:
North America	$357,260	$560,117	$683,775
Europe	155,563	126,567	80,323

Total	$512,823	$686,684	$764,098

Net sales to customers exceeding 10% of consolidated net sales in 2004, 2003 or 2002, and other major customers, were as follows (as a percentage of consolidated net sales):

Customer:	2004	2003	2002

DaimlerChrysler (1)	11%	10%	18%
Delphi	11%	11%	11%
Ford	9%	11%	12%
Metaldyne (1)	10%	8%	1%
TRW	7%	6%	2%
Visteon	6%	6%	5%
PBR Automotive	5%	6%	5%
General Motors	3%	5%	5%

(1)	During 2003, Metaldyne acquired a facility from DaimlerChrysler to which we supply products. This accounts for the majority of the change in the amounts we supply to Metaldyne and DaimlerChrysler from 2002 to 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

16. Earnings per Share

Earnings per share are computed as follows:

	Years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(273,628)	$(98,913)	$9,003

Denominator:
Denominator for basic earnings per share — weighted average shares	25,607	25,581	25,441

Effect of dilutive securities:
Employee stock options and unearned restricted stock	—	—	437

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,607	25,581	25,878

Net (loss) income per common share — basic	$(10.69)	$(3.87)	$0.35

Net (loss) income per common share — assuming dilution	$(10.69)	$(3.87)	$0.35

Dilutive earnings per share reflect the assumed exercise of stock options and unearned restricted stock.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

17. Quarterly Data and Share Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands of dollars, except per share data)
2004
Net sales	$210,646	$217,185	$197,713	$211,629
Gross profit	13,490	12,712	(4,344)	(5,623)
Loss from discontinued operations, net of tax	(712)	(1,255)	(677)	(314)
Net loss (1)	(7,853)	(6,454)	(225,046)	(34,275)
Net loss per common share
- Basic	(0.31)	(0.25)	(8.63)	(1.49)
- Diluted	(0.31)	(0.25)	(8.63)	(1.49)
Share prices (Nasdaq) (2)
- High	5.80	4.83	4.25	0.34
- Low	4.01	3.55	0.25	0.08

2003
Net sales	$193,040	$182,118	$172,700	$183,309
Gross profit	21,241	17,923	14,729	9,947
(Loss) income from discontinued operations, net of tax	(188)	(8,643)	655	(8,400)
Net income (loss) (3)	3,152	(6,589)	(50)	(95,426)
Net income (loss) per common share
- Basic	0.12	(0.26)	—	(3.73)
- Diluted	0.12	(0.26)	—	(3.73)
Share prices (Nasdaq) (4)
- High	4.40	4.00	4.70	5.61
- Low	3.26	3.06	3.33	4.14

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

17. Quarterly Data and Share Information (Unaudited)

(1)	During the third quarter of 2004, we recorded pretax goodwill impairment charge of $165.9 million because the carrying value of the Ferrous Metals reporting unit and Light Metals reporting unit were in excess of their fair value. We also recorded pretax asset impairment charges of $26.4 million for write-downs of other long-lived assets with carrying values exceeding their fair values. During the fourth quarter of 2004, we recognized reorganization costs of $8.8 million and plant closure and asset impairment charges of $3.8 million related to the closure of our Racine Plant and Racine Machining Plant. All of these charges had a negative impact on our net loss, and total assets and shareholders’ equity.

(2)	On October 1, 2004, we received a written notice from The NASDAQ Stock Market (Nasdaq) that our shares of common stock would be delisted from Nasdaq at the opening of business on October 12, 2004 in accordance with Marketplace Rule 4815(a) based on Nasdaq’s determination that we did not comply with the continued listing requirements under Marketplace Rules 4300 and 4450(f). Since October 12, 2004 our common stock, $0.10 par value, has been traded on the Pink Sheets under the symbol “INMTQ” and had a closing price of $0.13 on June 14, 2005.

(3)	During the fourth quarter of 2003, we recorded pretax goodwill impairment charge of $51.1 million because the carrying value of the Light Metals reporting unit was in excess of its fair value. We also recorded pretax restructuring and asset impairment charges of $10.0 million, which included an $8.5 million charge for the announced closure of our Havana Foundry, and $1.5 million in write-downs of other long-lived assets with carrying values exceeding their fair values. In addition, we recorded a valuation reserve against our domestic net deferred tax assets of $23.9 million for our continuing operations. This is due to the accumulation of losses experienced at our domestic operations between 2001 and 2003. All of these charges had a negative impact on our net income (loss), and total assets and shareholders’ equity.

(4)	The share price information represents inter-dealer transactions in the Nasdaq without detail markup, markdown or commission.

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

On October 24, 2000, we entered into an interest rate swap agreement with a notional principal amount of $50.0 million through Scotia Capital, Inc., a broker-dealer subsidiary of The Bank of Nova Scotia. Interest rate swaps are contractual agreements between parties to exchange fixed and floating interest rate payments periodically, over the life of the agreements, without the exchange of underlying principal amounts. Under the terms of the agreement, we paid interest quarterly at an annual fixed interest rate of 6.468% with Scotia Capital, Inc. paying at the three-month LIBOR rate. This swap was used to partially hedge an underlying debt obligation and is marked to market. The agreement expired on October 24, 2003.

INTERMET Corporation

Notes to Consolidated Financial Statements (continued)

18. Derivative Financial Instruments (continued)

We designated this swap transaction as a cash flow hedge. The effectiveness of this hedge transaction was assessed using the short-cut method as it met the criteria outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This hedge was considered to be perfectly effective; therefore, the entire change in the fair value of the derivative was recorded in other comprehensive income, and no hedge ineffectiveness was recorded in earnings.

To hedge foreign currency risks, we periodically use over-the-counter forward contracts. To hedge our European operations, we had outstanding foreign exchange contracts with a notional amount of Euro 15.5 million (approximately $19.1 million) and Euro 15.9 million (approximately $16.7 million) at December 31, 2003 and 2002, respectively. We had no outstanding foreign exchange contracts at December 31, 2004. The market value of such foreign exchange contracts was minimal at December 31, 2003 and 2002.

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

19. Subsequent Events

On March 29, 2005, we announced our plan to close our Decatur Foundry located in Decatur, Illinois during the fourth quarter of 2005. We recognized asset impairment charges in 2004 of $10.9 million to reduce the capital assets to their fair values. We are in the process of determining reserves required for plant closing costs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
INTERMET Corporation

We have audited the accompanying consolidated balance sheets of INTERMET Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2004, listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2004, when considered in relation to the basic financial statements, taken as a whole, represents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the notes to the consolidated financial statements, on September 29, 2004, INTERMET Corporation and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in the notes to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Troy, Michigan
June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
INTERMET Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that INTERMET Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of deficiencies in their financial statement close process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

Controls and procedures surrounding the Company’s financial statement close process were not designed in a manner to allow the preparation of consolidated financial statements on a timely and accurate basis, which constitutes a material weakness in internal control over financial reporting. This material weakness was exemplified by (1) the Company’s failure to file timely 2004 third quarter and year-end reports with the Securities and Exchange Commission (SEC), which was a result of the Company and certain of its subsidiaries filing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on September 29, 2004, (2) the identification of adjusting entries during the year-end audit process that resulted in a revision to income tax expense and associated liabilities related to the conversion of foreign entity financial statements from local generally accepted accounting principles (GAAP) to U.S. GAAP during the consolidation process, and (3) adjusting entries identified during the audit process related to the write-off of capitalized debt issuance costs associated with the Company’s senior notes as required for companies in bankruptcy. The Company is now in a position to file its 2004 third quarter and year-end reports with the SEC, which reflect the aforementioned adjusting entries.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated June 14, 2005 on those financial statements.

In our opinion, management’s assessment that INTERMET Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

Troy, Michigan
June 14, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic Securities and Exchange Commission reports. We have reached this conclusion because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. This assessment identified a material weakness in internal control over financial reporting relating to our financial statement closing process. The material weakness was the result of a substantial increase in the volume of financial reporting requirements associated with our Chapter 11 bankruptcy proceedings and employee turnover, which resulted in an insufficient compliment of accounting personnel and expertise. As a result, we were not able to prepare consolidated financial statements to meet regulatory filing requirements and deadlines in the course of our financial statement closing process. Additionally, adjustments were detected during the year-end audit process that resulted in a revision of income tax expense and accrued income tax liabilities related to the conversion of foreign entity financial statements from local GAAP to United States GAAP during the consolidation process and entries related to the write-off of capitalized debt issuance costs associated with our outstanding senior notes as required by applicable accounting guidance for companies in Chapter 11 bankruptcy proceedings. These items were corrected and reflected in the audited consolidated financial statements as of and for the year ended December 31, 2004. A material weakness is defined as a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the consolidated financial statements will not be prevented or detected. Our process to assess internal controls over financial reporting was also delayed and negatively affected due to the resignation of our manager of internal audit shortly after we filed our Chapter 11 proceedings and also because the engagement of our external consultants for the assessment project was delayed for more than three months due to the approval process required under our Chapter 11 bankruptcy proceedings.

In making its assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described in the preceding paragraph, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria. Our external auditors, Ernst & Young LLP, have issued an attestation report with respect to this assessment. The corrections noted were included in the December 31, 2004 financial results and Ernst & Young LLP has issued an unqualified opinion with respect to our financial statements for that period.

Changes in Internal Control Over Financial Reporting

To remediate the material weakness discussed above, we have taken a number of steps including the hiring of a Director of Corporate Accounting and working with search firms to assist with hiring additional accounting and internal control expertise. In addition, we have mitigated the burden of bankruptcy reporting through reallocation of accounting resources and through increased proficiency with the bankruptcy reports. We believe we will be current with the SEC reporting requirements effective with our second quarter Form 10-Q.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name (Age)	Information about Director or Executive Officer
Dr. Gary F. Ruff (53)	Dr. Ruff became Chairman and Chief Executive Officer in July 2004. He served as President and Chief Executive Officer from July 2003 to July 2004 and as President and Chief Operating Officer from December 2002 to July 2003. During July 2000, he was promoted to Executive Vice President — Technical Services. Before joining INTERMET, Dr. Ruff served in a variety of positions at CMI International and its successor company, Hayes Lemmerz International, Inc., automotive parts suppliers. He served as President of North American Aluminum Wheels — Hayes Lemmerz International and as Corporate Vice President of Hayes Lemmerz International, Inc. from February 1999 to May 1999. He was Chief Technical Officer, Executive Vice President and director of CMI International, Inc. from February 1994 until Hayes-Lemmerz purchased CMI in January 1999.

Dr. John P. Crecine (65)	Dr. Crecine has been a director of INTERMET since 1993. He is Chief Executive Officer of B.P.T., Inc. and Chief Financial Officer of Islandless Network, LLC, and a private investor and consultant. He was president of the Georgia Institute of Technology from 1987 to mid-1994. Previously he served as a professor at the University of Michigan and founding director of the Institute of Public Policy Studies from 1965 to 1975. He became dean of the College of Humanities and Social Sciences at Carnegie Mellon University in 1975, a position he held until 1982 when he became the University’s provost and senior vice president for Academic Affairs. He held that position until his Georgia Tech appointment. He is a director of Interland, Inc. and IT/IS Telecom, LLC.

Julia D. Darlow (63)	Ms. Darlow has been a director of INTERMET since 2001. Ms. Darlow became counsel to the Grand Rapids based law firm of Varnum Riddering Schmidt & Howlett LLP in January 2005. Ms. Darlow is a former partner of the Detroit-based law firm of Dickinson Wright PLLC, having joined the firm in 1971, and most recently serving as a consulting member and attorney from January 2002 until October 2004. Ms. Darlow also serves on the Board of Trustees for Marygrove College and the Michigan Opera Theatre. She is the past President of the State Bar of Michigan.

Norman F. Ehlers (67)	Mr. Ehlers has been a director of INTERMET since 1997. Mr. Ehlers served as Vice President-Purchasing and Supply at Ford Motor Company from 1992 until his retirement in 1996. Prior to 1992, he served as Vice President-Supply for Ford of Europe, Executive Director of North American Automotive Operations Production Purchasing and Executive Director of Purchasing and Transportation Services.

John R. Horne (66)	Mr. Horne has been a director of INTERMET since 1997. He retired as Chairman of the Board of Navistar International Corporation in February 2004, a position he held since February 2003. Prior to that he served as Chairman and CEO from April 2002. Mr. Horne served as Chairman, CEO and President of Navistar International Corporation from 1995 until 2002. He serves as a director for the Corrections Corporation of America and is a director and member of the executive committee of Junior Achievement of Chicago.

Thomas H. Jeffs II (66)	Mr. Jeffs has been a director of INTERMET since 1997. Mr. Jeffs retired as Vice Chairman of First Chicago NBD Corporation and First National Bank of Chicago, and President and Chief Operating Officer of its Michigan subsidiary, NBD Bank effective October 31, 1998. He is a governor of the Stratford Festival of Canada.

Charles G. McClure (51)	Mr. McClure has been a director of INTERMET since 2002. He was elected to the position of Chairman of the Board, Chief Executive Officer and President and a director of ArvinMeritor in August 2004. Prior to joining ArvinMeritor, he served

Federal-Mogul Corporation as Chief Executive Officer and a member of the Board of Directors from July 2003 to July 2004, and as President and Chief Operating Officer and a member of the Board from January 2001 to July 2003. He served Detroit Diesel Corporation as President, Chief Executive Officer and a member of the Board from 1997 to December 2000, and held a number of management positions with Johnson Controls, Inc. from 1983 to 1997, including President of the Americas Region; Vice President and Managing Director of European Operations; and Vice President and General Manager of Joint Ventures. From 1983 to 1985 Mr. McClure was employed at Hoover Universal, acquired by Johnson Controls in 1985. He began his career with Ford Motor Company as a heavy-duty truck sales engineer and field service engineer. Mr. McClure is a director of R.L. Polk & Company, and serves on the boards of various business and civic organizations.

Richard A. Nawrocki (56)	Mr. Nawrocki has been a director of INTERMET since 2003. He is currently the President, Chief Executive Officer and member of the Board of Directors of CMI — Management Services, Inc., part owner and President of R.W. Ventures, LLC, a venture capital entity, President of R.W. Real Estate, LLC, and President of Plan B Consultants, LLC. Prior positions include President and CEO and Director, and Executive Vice President and Chief Financial Officer of CMI International, Inc. from November 1986 to February 1999. Prior to joining CMI International, Inc., Mr. Nawrocki was a partner with CPA firm Cuilla, Smith and Dale. He became a Certified Public Accountant in Michigan in 1974. Mr. Nawrocki is a mentor with the Northville, Michigan Youth Association.

Mitsunobu Takeuchi (63)	Mr. Takeuchi has been a director of INTERMET since 2004. He serves as Chairman Emeritus of DENSO International America, Inc., North American headquarters for Japan-based DENSO Corporation, and honorary advisor to the Board of Directors of DENSO Corporation since June 2004 after a 40-year career with the company. Previously, Mr. Takeuchi served as a member of DENSO Corporation’s Board of Directors and as Chair and Chief Executive Officer of DENSO International America since July 2002, having served as President and Chief Executive Officer since June 1997. Mr. Takeuchi is a member and past president of the Japan Business Society of Detroit and serves on boards of the National Association of Manufacturers, Original Equipment Suppliers Association, Motor Equipment Manufacturers Association, Economic Club of Detroit and the Greater Detroit Chamber of Commerce.

Pamela E. Rodgers (46)	Ms. Rodgers has been a director of INTERMET since 1999. She has been president of Rodgers Chevrolet in Woodhaven, Michigan since November 1996. Previously, she was president of Flat Rock Chevrolet-Oldsmobile from February 1993. Ms. Rodgers serves on the boards of the Community Foundation for Southeastern Michigan, New Detroit Inc., and the Detroit Black Chamber.

Robert E. Belts (55)	Mr. Belts joined INTERMET as Vice President - Finance and Chief Financial Officer in August 2002 following 14 years with Detroit Diesel Corporation, most recently serving as Senior Vice President and Chief Financial Officer. Prior to this position, he was Vice President and Controller with Detroit Diesel Corporation. He began his career in 1971 with General Motors Corporation, rising to the position of Divisional Director of Budgets and General Accounting with GM’s Detroit-Diesel-Allison Division. Detroit-Diesel-Allison transitioned to an independent company in 1988.

Timothy R. Gilliland (54)	Mr. Gilliland is Vice President — Light Metals. He joined INTERMET in October 2003 as General Manager of the INTERMET Racine Operations. He was promoted in May 2004 to the position of Vice President, Light Metals. Prior to joining INTERMET, he was with J. L. French Automotive Castings, Inc. where he served as Vice President of Quality, having previously held various manufacturing positions with J.L. French. Before J.L. French, Mr. Gilliland served as Vice President of Manufacturing for Nelson Metal Products Corporation, acquired by J.L. French in October 1999. He has served as Vice President and General Manager at various CMI International operations, was a Plant Manager with Amcast Corporation, and began his career with General Motors having held positions of increasing responsibility at the company’s casting operations.

Todd A. Heavin (43)	Mr. Heavin is Vice President — Ferrous Metals. He joined INTERMET as a Group Vice President in June 2000. Prior to joining INTERMET, he held the position of Manufacturing Manager for Delphi’s energy and chassis division. Prior to Delphi, Mr. Heavin was with United Technologies Automotive for six years as Plant Manager of the Holland, Michigan plant and subsequently as a General Manager in the Interiors group.

Mary Jo Karjala (60)	Ms. Karjala is Corporate Secretary. She joined INTERMET as Executive Assistant to the Chairman and CEO in September 1995. In December 2002 she was elected by the Board of Directors to the position of Corporate Secretary, having served as Assistant Corporate Secretary since January 1997. Prior to joining INTERMET, Ms. Karjala was with the Jervis B. Webb Company in the position of International Office Manager. She began her career with the Ford Motor Company.

Alan J. Miller (55)	Mr. Miller is Vice President, General Counsel and Assistant Secretary. He joined INTERMET in July 1998 as Corporate General Counsel and was named Vice President and General Counsel in August 1999 and Secretary in 2000. He served as Vice President, General Counsel and Secretary of Libbey-Owens-Ford Co., an automotive parts supplier, from February 1987 to July 1998.

Bytha Mills (49)	Ms. Mills is Vice President — Administration. She joined INTERMET in February 1997 as Manager of Investor Relations. In December 2002, she was elected by the Board of Directors to the position of Vice President of Administration, having been promoted from the Director of Corporate Affairs, a position she held from March 1999. Prior to joining INTERMET, Ms. Mills served as Human Resources Manager, Accounting Supervisor and in other positions with Dana Corporation.

Thomas E. Prucha (54)	Mr. Prucha is Vice President — Technical Services. He joined INTERMET in October 1999 as Director, Process Research and Development and was promoted to the position of Vice President, Technical Services in December 2002. Prior to joining INTERMET, Mr. Prucha served as Vice President of Technology with CMI International for 10 years, having 30 years of experience in the metal-casting industry, 20 of which at CMI.

John D. Rutherford (58)	Mr. Rutherford is Vice President — Sales and Marketing. He joined INTERMET in June 2003 as Director of Sales responsible for Light Metals sales and the activities of the company’s independent manufacturers’ representatives. He was promoted to the position of Vice President of Sales and Marketing in August 2004. Mr. Rutherford came to INTERMET from Eastern Alloys, Inc. located in New York, where he served as Vice President Sales and Marketing. Prior to Eastern Alloys, he was Vice President of Business Development at Dynacast /SPM, also of New York. Prior positions included Vice President of Sales and Marketing at Magnesium Aluminum Corporation, and he began his career in metals and casting at Aluminum Smelting and Refining Company, Inc. ultimately becoming President and CEO.

Michael S. Skrzypczak (48)	Mr. Skrzypczak is the Treasurer. He joined INTERMET in 1995 as Director of Treasury Services. In April 2000, the Board of Directors appointed Mr. Skrzypczak to the position of Corporate Treasurer. Prior to joining INTERMET, he was with the U.S. Department of the Treasury, where he served as a national bank examiner for the Comptroller of the Currency. Mr. Skrzypczak has also held treasury and financial positions at Inacomp Computer Centers, Merrill Lynch and Wells Fargo Bank.

Laurence Vine-Chatterton (55)	Mr. Vine-Chatterton is Vice President of INTERMET Corporation and President of INTERMET Europe. He joined INTERMET in January 1999 as a Vice President of INTERMET and President of INTERMET Europe. Before coming to INTERMET, he was a divisional Finance Director of T&N PLC, UK, an automotive parts supplier, from June 1996. Mr. Vine-Chatterton was a divisional Finance Director of Caradon PLC, UK, an international supplier to building and home improvement industries, from January 1994 until 1996.

There is no family relationship between any director or executive officer of INTERMET.

Involvement in Certain Legal Proceedings

On October 1, 2001 Federal-Mogul Corporation filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Charles G. McClure, one of our directors, was Chief Operating Officer and President of Federal-Mogul Corporation from January 11, 2001 to July 11, 2003 and Chief Executive Officer and President of Federal-Mogul Corporation until July 2004. In August 2004, Mr. McClure left his employment with Federal-Mogul Corporation and joined ArvinMeritor, Inc. as Chairman of the Board, Chief Executive Officer and President.

Corporate Governance and Board Committees

Director Independence

Our Board is currently composed of ten (10) directors, nine of whom our Board has determined to be independent within the meaning of the Nasdaq listing standards. These nine directors are Ms. Darlow, Ms. Rodgers and Messrs. Crecine, Ehlers, Horne, Jeffs, McClure, Nawrocki and Takeuchi. As part of such determination of independence, our Board has affirmatively determined that none of such nine directors have a relationship with us that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors. Our Chairman and Chief Executive Officer is currently the only member of management serving as a director.

Audit Committee

The Audit Committee is comprised of Messrs. Ehlers (Chair), Crecine, Nawrocki and Ms. Rodgers. The Board has determined that all members of the Audit Committee are independent within the meaning of applicable regulations and listing standards. The Board has also determined that Mr. Nawrocki meets the Securities and Exchange Commission’s and Nasdaq’s definition of audit committee financial expert. The functions of the Audit Committee include selecting our independent auditors, approving all audit services and non-audit services to be performed by the independent auditors, and providing assistance to the other directors in fulfilling their responsibilities relating to oversight of our accounting and financial reporting process. During fiscal 2004, there were seven (7) regular meetings of the Audit Committee.

The Audit Committee operates under a written charter adopted by our Board, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of Nasdaq. The Charter is reviewed regularly to ensure continued compliance with these requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and personnel who own more than 10% of the Company’s common stock to file initial stock ownership reports and reports of change in ownership with the Securities and Exchange Commission. A Form 5 was filed on January 10, 2005 with respect to Mr. Jeffs as a result of a previous inadvertent understatement of phantom shares acquired under our Directors Deferred Compensation Plan.

Code of Conduct

We have adopted a Code of Conduct that is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Conduct is available on our website at www.intermet.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the annual and long-term compensation we paid to our Named Executive Officers during 2004, 2003, and 2002. In addition, the table contains information about compensation for services rendered to us, and paid to, or earned by Dr. Gary F. Ruff, Chief Executive Officer since July 2003, Mr. John Doddridge, Chairman of the Board through July 2004, and the four other most highly compensated persons serving as executive officers of INTERMET at December 31, 2004. Mr. Doddridge, who retired as Chairman of the Board on July 15, 2004 and retired from INTERMET as of January 2, 2005, would otherwise have been among the four most highly compensated executive officers during 2004.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary	Bonus(1)		Other Annual
					Compensation
Gary F. Ruff	2004	$475,000	$—		$112,184	(2)(3)
Chairman of the Board and Chief	2003	425,000	—		20,345	(2)
Executive Officer	2002	280,682	39,900		27,293	(2)
Robert E. Belts	2004	260,000	—		20,468	(4)
Vice President – Finance and	2003	250,000	—		20,847	(4)
Chief Financial Officer	2002	89,231	19,850	(5)	2,831
Alan J. Miller	2004	225,000	—		11,457
Vice President, General Counsel	2003	225,000	—		10,873
and Assistant Secretary	2002	210,000	26,250		11,388
Todd A. Heavin	2004	210,000	—		6,136
Vice President — Ferrous Metals	2003	210,000	—		6,511
	2002	195,000	19,660		5,825
Timothy R. Gilliland	2004	182,684	10,000	(6)	8,611
Vice President — Light Metals	2003	30,769	—		2,147
	2002	—	—		—
John Doddridge	2004	450,000	—		48,693
Chairman of the Board	2003	600,000	—		29,641
	2002	500,000	110,800		20,355

[Additional Columns below]
[Continued from above table, first two columns repeated]

Long-Term
Compensation Awards

Name and Principal	Year	Restricted		Securities	All Other
Position		Stock		Underlying	Compensation (7)
		Award		Options/SARs
				(No. of Shares)
Gary Ruff	2004	$—		100,000	$14,138
Chairman of the Board and	2003	234,000	(3)	100,000	17,434
Chief Executive Officer	2002	—		50,000	16,244
Robert Belts	2004	—		22,000	12,265
Vice President Finance and	2003	—		15,000	16,040
Chief Financial Officer	2002	62,925	(4)	20,000	653
Alan J. Miller	2004	—		17,500	11,960
Vice President, General Counsel	2003	—		10,000	15,836
and Assistant Secretary	2002	—		—	15,714
Todd A. Heavin	2004	—		15,000	11,830
Vice President — Ferrous Metals	2003	—		10,000	15,714
	2002	—		30,000	15,241
Timothy R. Gilliland	2004	—		8,000	11,023
Vice President — Light Metals	2003	—		—	93
	2002	—		—	—
John Doddridge	2004	—		—	9,227
Chairman of the Board	2003	—		—	18,896
	2002	—		—	18,080

1.	We have reported incentive compensation in this report in the year earned, rather than in the year paid.

2.	On July 16, 2000, Dr. Ruff was granted 8,000 shares of restricted common stock having a value at the date of grant of $7.00 per share, for a total value as of the grant date of $56,000. These shares of restricted stock vested at the rate of 2,000 shares on each of the first, second, third and fourth anniversaries of the date of the grant. On July 16, 2002, 2,000 restricted shares vested, at which time the shares had a value of $7.49 per share for a total value of $14,980, which amount is included in “Other Annual Compensation” for 2002. On July 16, 2003, an additional 2,000 restricted shares vested, at which time the shares had a value of $3.79 per share for a total value of $7,580, which amount is included in “Other Annual Compensation” for 2003. On July 15, 2004, an additional 2,000 restricted shares vested, at which time the shares had a value of $3.78 per share for a total value of $7,560, which amount is included in “Other Annual Compensation” for 2004.

3.	On July 17, 2003, Dr. Ruff was granted 60,000 shares of restricted common stock having a value at the date of grant of $2.90 per share for a total value as of the date of grant of $234,000. These shares of restricted stock vest at a rate of 15,000 shares on each of the first, second, third and fourth anniversaries of the date of the grant, provided that Dr. Ruff is employed by the Company on the relevant vesting dates. On July 16, 2004, 15,000 restricted shares vested, at which time the shares had a value of $3.48 per share for a total value of $52,200, which amount is included in “Other Annual Compensation” for 2004.

4.	On August 19, 2002, Mr. Belts was granted 7,500 shares of restricted common stock having a value at the date of grant of $8.39 per share, for a total value of $62,925. These shares of restricted stock vest at the rate of 2,500 shares on each of the first, second, third anniversaries of the date of award, provided that Mr. Belts is employed by the Company on the relevant vesting dates. On August 19, 2003, 2,500 restricted shares vested, at which time the shares had a value of $3.90 per share for a total value of $9,750, which amount is included in “Other Annual Compensation” for 2003. On August 19, 2004, an additional 2,500 restricted shares vested, at which time the shares had a value of $3.37 per share for a total value of $8,425, which amount is included in “Other Annual Compensation” for 2004.

5.	Mr. Belts received a one-time incentive bonus of $10,000 upon his acceptance of employment with us.

6.	Mr. Gilliland received a one-time incentive bonus of $10,000 upon his acceptance of the position of Vice President – Light Metals Group.

7.	“All Other Compensation” consists of contributions to INTERMET’s Employee Stock Ownership Plan, matching contributions to INTERMET’s 401(k) Savings and Investment Plan and life insurance premiums paid for executives set forth in the following table.

Name and Principal	Year	ESOP	401(k)	Life	Total Other
Position		Contribution	Matching	Insurance	Compensation
			Contribution	Premiums
Gary F. Ruff	2004	$—	$10,000	$4,138	$14,138
Chairman of the Board	2003	—	14,000	3,434	17,434
and Chief Executive	2002	6,000	8,000	2,244	16,244
Officer
Robert Belts	2004	—	10,000	2,265	12,265
Vice President	2003	—	14,000	2,040	16,040
Finance and	2002	—	—	653	653
Chief Financial Officer
Alan J. Miller	2004	—	10,000	1,960	11,960
Vice President,	2003	—	14,000	1,836	15,836
General Counsel	2002	6,000	8,000	1,714	15,714
and Assistant Secretary
Todd A. Heavin	2004	—	10,000	1,830	11,830
Vice President	2003	—	14,000	1,714	15,714
– Ferrous Metals	2002	5,850	7,800	1,591	15,241
Timothy R. Gilliland	2004	—	9,387	1,636	11,023
Vice President	2003	—	—	93	93
– Light Metals	2002	—	—	—	—
John Doddridge	2004	—	4,000	5,227	9,227
Chairman of the	2003	—	14,000	4,896	18,896
Board	2002	6,000	8,000	4,080	18,080

Option/SAR Grants in Last Fiscal Year

Information on stock options granted during 2004 to the Named Executive Officers is shown below. We granted no stock appreciation rights during 2004, and none of our compensation plans for executive officers currently provide for the grant of stock appreciation rights.

Options/SAR Grants in Last Fiscal Year

Name	No. of Securities	Options/SARS	Exercise	Expiration	Potential Realizable
	Underlying	% of Total	Price	Date	Value at Assumed
	Options/	Granted to			Annual Rates of Stock
	SARS Granted(1)	Employees			Price Appreciation for
		in 2004			Option Term (2)
					5%	10%

Gary F. Ruff	100,000	24.7%	$5.09	2/5/2014	$320,107	$811,215

Robert E. Belts	22,000	5.4%	5.09	2/5/2014	70,424	178,467

Alan J. Miller	17,500	4.3%	5.09	2/5/2014	56,019	141,963

Todd A. Heavin	15,000	3.7%	5.09	2/5/2014	48,016	121,682

Timothy R. Gilliland	8,000	2.0%	5.09	2/5/2014	25,609	64,897

John Doddridge	—	—	—	—	—	—

(1)	25% of the options are exercisable on the first anniversary of the grant date, 50% are exercisable on the second anniversary of the grant date, 75% are exercisable on the third anniversary of the grant date and 100% are exercisable on the fourth anniversary of the grant date.

(2)	The values disclosed as “Potential Realizable Value” are not intended to be, and should not be interpreted as, representations or projections of the future value of our common stock or of the stock price.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table

Information with respect to unexercised options to purchase our common stock held by the Named Executive Officers at May 1, 2005 is shown below.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares	Value	No. of Shares Subject to		Value of Unexercised
	Acquired	Realized	Unexercised Options/SARS		In-the-Money
	on		Held at December 31, 2004		Option/SARS at
	Exercise				December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary F. Ruff	—	—	197,500	137,500	—	—

Robert E. Belts	—	—	23,000	34,000	—	—

Alan J. Miller	—	—	48,875	18,125	—	—

Todd A. Heavin	—	—	56,250	23,750	—	—

Timothy R. Gilliland	—	—	2,000	6,000	—	—

John Doddridge	—	—	400,000	—	—	—

Director Compensation

Standard Arrangements

During 2004, directors who were not officers of the Company received $8,500 per quarter, except for the quarterly retainer in the third quarter, which was not paid. Directors do not receive meeting fees for regularly scheduled Board and committee meetings and telephone Board and committee meetings. However, directors receive $1,000 for any special Board or committee meeting (defined as any meeting that takes place other than the afternoon before or the day of a Board meeting). In addition, committee chairpersons receive an additional $2,000 payment per year. Directors were reimbursed for all travel expenses associated with attending meetings. On May 19, 2004, the Board of Directors created the position of Lead Director and on July 15, 2004 provided the Lead Director with additional quarterly compensation of $3,750. On May 3, 2005, the Board of Directors increased the additional compensation of the Lead Director to $12,500 per quarter effective April 1, 2005.

Other Arrangements

During 2004, four directors received a grant total of 20,000 stock options, having an exercise price of $5.09 per share, the market value of our common stock on February 4, 2004. The date of the grant was February 5, 2004. These shares were granted under the 1997 Directors’ Stock Option Plan. Individual grants were as follows: Julia D. Darlow, 4,000 options; Charles G. McClure, 6,000 options; Richard A. Nawrocki, 6,000 options; and Richard J. Peters, 4,000 options. The Board of Directors adopted the INTERMET Corporation 1997 Directors’ Deferred Compensation Plan on January 30, 1997. Pursuant to this plan, non-employee directors may elect to defer receipt of all or a specified portion of the cash payments due to them for their service as directors and to convert such cash payments into units of phantom stock representing the value of the Company’s common stock. The election must be made prior to the year of service in which the fees will be earned. Participants are entitled to receive payment of these deferred amounts (including deemed dividend amounts attributable to the units) after the end of their service as a director. The payments are to be made within 30 days in a lump sum, or annually over a five-year period, at the election of the participant. On December 2, 2004, the Board of Directors’ Compensation

Committee suspended the Directors’ Deferred Compensation Plan, at which time there were no directors participating in the Plan.

Employment Contracts

Dr. Ruff

Dr. Ruff serves as Chairman of the Board and Chief Executive Officer pursuant to an employment agreement dated July 23, 2003. The term of Dr. Ruff’s employment agreement runs through the third anniversary of the agreement. However, it will be automatically extended on a daily basis such that the remaining term is never less than three years, unless notice is provided by either Dr. Ruff or the Company that the agreement is not to be further extended.

If the Company terminates Dr. Ruff’s employment without Cause (as defined in the employment agreement) or if he terminates employment for Good Reason (as defined in the employment agreement) prior to the end of the contract term, he would be entitled to a payment equal to the sum of (1) his accrued but unpaid salary, earned bonus and other earned benefits through the date of termination (2) an amount equal to two times his annual base salary and bonus, and (3) the amount (if any) of unvested benefits under any profit sharing plan, ESOP or any other plan which would otherwise be forfeited on account of his employment being terminated.

In the event of a Change in Control (as defined in the employment agreement) and if Dr. Ruff is subsequently terminated by the Company (or successor company) without Cause within twelve months, or if he terminates his employment for Good Reason within twelve months, he would be entitled to three times his annual base salary and bonus.

In the event Dr. Ruff is terminated for Cause (as defined in the employment agreement) by the Company, he would receive all accrued salary, earned bonus compensation, vested long-term incentive compensation and other benefits through the date of termination, but would receive no other severance benefits.

Upon Dr. Ruff’s retirement from the Company, he will be entitled to a retirement benefit equal to one full year of his final annual base salary for each three continuous years of employment. This benefit will be pro-rated for any period of less than three years. The benefit is payable in a lump sum upon Dr. Ruff’s retirement. This benefit would also be payable to Dr. Ruff in the event that his termination is without Cause or for Good Reason.

Dr. Ruff’s employment agreement contains restrictive covenants pursuant to which Dr. Ruff has agreed not to compete with the Company during the period of his employment and following termination of his employment for a period of two years, except in the event of termination without Cause or for Good Reason or termination for any reason during the two-year period following a Change in Control.

Other Executives

The Company has entered into employment agreements with certain other executive officers, including all of the Named Executive Officers. All agreements have a twelve-month contract term and automatically extend on a daily basis such that the remaining term is never less than one year.

The employment agreements provide that if the Company terminates an executive’s employment without Cause (as defined in the employment agreements) or if the executive terminates employment for Good Reason (as defined in the employment agreements) prior to the end of the contract term, he or she would be entitled to (1) in a lump sum, an amount equal to the executive’s accrued but unpaid base salary as of the date of termination and any unpaid annual bonus from the prior annual bonus period, (2) in monthly payments, the executive’s base salary and benefits (if any) payable through the end of the contract term, and (3) following the annual bonus period during which the date of termination occurs, a pro-rata portion of the annual bonus payable in accordance with our policy.

If employment is terminated without Cause or for Good Reason following a Change in Control (as defined in the employment agreements) an executive is entitled to the same payments, except that the base salary and benefits continue for a period of two years following the date of termination.

In the event an executive officer is terminated for Cause (as defined in the employment agreements), he or she would receive all accrued salary, earned bonus compensation, vested long-term incentive compensation and other benefits through the date of termination, but would receive no other severance benefits.

The executive employment agreements contain non-compete covenants effective during employment and following termination for a period of one year, except in the event of termination without Cause or for Good Reason or termination for any reason during the two-year period following a Change in Control.

Mr. Doddridge

Mr. Doddridge served as Chairman of the Board until July 15, 2004, and as a member of the Board of Directors until August 1, 2004, pursuant to an employment agreement entered into dated September 1, 1995, as amended on January 2, 2003. The initial term of Mr. Doddridge’s employment agreement ran through December 31, 1997. However, beginning on December 31, 1995, the contract term automatically extended on a daily basis such that the remaining term was never less than two years. Pursuant to the amendment of January 2, 2003, the term of Mr. Doddridge’s employment agreement expired on January 2, 2005.

Mr. Doddridge’s employment agreement further provided that upon his retirement on January 2, 2005, he would be entitled to a lump sum retirement benefit equal to one full year of his final annual base salary for each three continuous years of employment, pro-rated for any period of less than three years. The benefit is payable in a lump sum upon Mr. Doddridge’s retirement. This benefit would also be payable to Mr. Doddridge in the event of his termination without Cause or for Good Reason prior to the end of the contract term.

Following the filing of the Company’s bankruptcy proceedings on September 29, 2004, we ceased paying Mr. Doddridge’s base salary, and we have not paid the retirement benefit described above.

Key Employee Retention Plan

On December 8, 2004, our Board of Directors adopted an Amended and Restated Key Employee Retention Plan in order to retain certain key employees, including the Named Executive Officers, during our bankruptcy proceedings. The Amended Plan provides for the payment of bonuses to participants who remain employed by us through a successful reorganization or sale of the company. The number of employees who are participants in the Amended plan is approximately 100, and we estimate that the total amount payable to participants will be approximately $5.2 million. One third (⅓) of each participant’s payment is due following confirmation of a plan of reorganization and the remaining two thirds (⅔) is due between January 1, 2006 and January 10, 2006. The plan also provides for severance benefits under certain conditions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance

Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan Category	Number of Securities	Weighted – average	Number of securities
	to be issued upon	exercise price of	remaining available for
	the exercise of	outstanding options,	future issuance under equity
	outstanding options,	warrants and rights	compensation
	warrants and rights		(excluding securities
reflected in the first column)
Equity compensation Plans approved by security holders	1,982,850	$8.62	649,383

Equity compensation plans not approved by security holders	—	—	—

Total	1,982,850		649,383

Security Ownership of Certain Beneficial Owners and Management

The following table lists each beneficial owner of more than five percent (5%) of our common stock, which is our only class of voting securities, as of April 1, 2005. In addition, the table lists the ownership of our common stock as of that date by (i) each of the directors and nominees, (ii) each of our Chief Executive Officer and the four other most highly compensated executive officers (the “Named Executive Officers”), and (ii) each of our Chief Executive Officer and the four other most highly compensated executive officers (the “Named Executive Officers”) and (iii) all current directors and executive officers as a group. Ownership is direct with sole voting and sole dispositive power unless otherwise indicated by footnote.

Name	Amount and Nature of		Percent of Class
	Beneficial Ownership
FMR Corp.	2,559,810	(1)	10.00%
82 Devonshire St. Boston, MA 02109
JGD Management Corporation	1,316,000	(2)	5.10%
c/o York Capital Management 390 Park Avenue New York, NY 10022

Name	Amount and Nature of		Percent of Class
	Beneficial Ownership
Dimensional Fund Advisors Inc.	1,289,670	(3)	5.04%
1299 Ocean Ave., 11th Floor Santa Monica, CA 90401
Gary F. Ruff	274,151	(4)	*
John P. Crecine	20,100	(6)	*
Julia D. Darlow	16,000	(7)	*
Norman F. Ehlers	16,000	(7)	*
John R. Horne	16,000	(7)	*
Thomas H. Jeffs II	16,000	(7)	*
Charles G. McClure	12,000	(8)	*
Richard A. Nawrocki	6,000	(9)	*
Pamela E. Rodgers	16,000	(7)	*
Mitsunobu Takeuchi	—		—
Robert E. Belts	26,991	(10)	*
Timothy R. Gilliland	2,000	(11)	*
Todd A. Heavin	75,414	(12)	*
Alan J. Miller	85,678	(13)	*
John E. Doddridge	561,936	(5)	2.2%

All Executive Officers and Directors as a Group (22 persons)	1,270,969	(14)	4.8%

*	Less than one percent

(1)	As reported on Schedule 13G/A, dated February 14, 2005, jointly filed with the Securities and Exchange Commission on February 14, 2005 by FMR Corp. (“FMR”), Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson, FMR and the investment companies each have sole dispositive power over the referenced shares. Voting power over the referenced shares resides with the Board of Trustees of the investment companies.

(2)	As reported on Schedule 13G/A, dated and filed with the Securities and Exchange Commission on March 21, 2005. JGD Management Corp. (“JGD”), a Delaware corporation, an affiliate of Dinan Management, L.L.C. (“Dinan Management”), a New York limited liability company, York Credit Opportunities Domestic Holdings, LLC (“York Credit Opportunities Domestic Holdings”), a New York limited liability company and York Global Value Holdings, LLC (“York Global Value Holdings”), a New York limited liability company.

(3)	As reported on Schedule 13G/A, dated and filed with the Securities and Exchange Commission on February 9, 2005. Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In this role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported on Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(4)	Includes options for 197,500 shares of common stock exercisable within 60 days of May 1, 2005.

(5)	Includes options for 400,000 shares of common stock exercisable within 60 days of May 1, 2005.

(6)	Includes options for 7,000 shares of common stock exercisable within 60 days of May 1, 2005.

(7)	Includes options for 16,000 shares of common stock exercisable within 60 days of May 1, 2005.

(8)	Includes options for 12,000 shares of common stock exercisable within 60 days of May 1, 2005.

(9)	Includes options for 6,000 shares of common stock exercisable within 60 days of May 1, 2005.

(10)	Includes options for 23,000 shares of common stock exercisable within 60 days of May 1, 2005.

(11)	Includes options for 2,000 shares of common stock exercisable within 60 days of May 1, 2005.

(12)	Includes options for 56,250 shares of common stock exercisable within 60 days of May 1, 2005.

(13)	Includes options for 48,875 shares of common stock exercisable within 60 days of May 1, 2005.

(14)	Includes options for 947,425 shares of common stock exercisable within 60 days of May 1, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Julia D. Darlow was a non-voting consulting member of the law firm of Dickinson Wright PLLC until October 5, 2004. We retained Dickinson Wright to represent us in various matters during 2004. Ms. Darlow was not involved in representing us on any legal matters during 2004.

Charles G. McClure was Chief Executive Officer and President of Federal-Mogul Corporation until July 2004. During 2004, we sold approximately $4.1 million in products to Federal-Mogul Corporation, and expect to sell products to Federal-Mogul Corporation during 2005.

John R. Horne was Chairman of the Board of Navistar International Corporation until February 2004. We sold approximately $7.4 million in products to Navistar International Corporation in 2004, and expect to sell products to Navistar International Corporation during 2005.

Mitsunobu Takeucki was Chairman and Chief Executive Officer of DENSO International America, Inc. until June of 2004, and currently serves as Chairman Emeritus of DENSO International America, Inc. During 2004, INTERMET sold approximately $0.9 million in products to DENSO International America, Inc. and expects to sell products to DENSO International America, Inc. during 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the last two fiscal years, Ernst & Young LLP has billed INTERMET the following fees for its services:

	Fiscal Year Ending
	December 31,
	2004	2003

Audit Fees(1)	$2,231,430	$1,157,593
Audit Related Fees(2)	$285,269	$214,215
Tax Fees(3)	$391,128	$371,523
All Other Fees(4)	$—	$5,000

(1)	Fees for audit services include fees associated with the annual audit, the audit of our internal controls over financial reporting, the reviews of our quarterly reports on Form 10-Q and statutory audits.

(2)	Audit related services include benefit plan audits, assistance with reporting and regulatory requirements and consultation on accounting and reporting matters.

(3)	Tax fees include domestic and international tax compliance, tax advice and tax planning.

(4)	All other fees include advisory services provided for compensation disclosure in proxy.

100% of the services for 2004 and 2003 were approved by the Audit Committee.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit, audit related and tax services, and permissible non-audit services provided by the independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may, from time-to-time, review and approve in advance other specific audit, audit related or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policy requires that the Audit Committee be informed of each service. The Chairman of the Audit Committee has been delegated the authority to approve or pre-approve services to be provided by the independent auditors, provided that the Chairman reports any approval or pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements on INTERMET and its subsidiaries are filed as part of this report under Item 8:

•	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Balance Sheets at December 31, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule for INTERMET is included as part of this filing. All other financial statement schedules have been omitted because they are not applicable, or the information required is disclosed under Item 8 of this filing.

Schedule II-Valuation and Qualifying Accounts

INTERMET Corporation
(Consolidated)
Schedule II-Valuation and Qualifying Accounts (in thousands of dollars)

		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning of	Costs and		Other		End of
Description	Period	Expenses		Accounts	Deductions	Period
Year Ended December 31, 2004
Allowance for returns and doubtful accounts (a)	$6,528	$3,032	(b)	$—	$—	$9,560
Inventory reserve (c)	9,075	4,883		—	—	13,958
Deferred tax asset valuation allowance	29,732	42,947		(10,033)	—	62,646
Year Ended December 31, 2003
Allowance for returns and doubtful accounts (a)	$9,229	$(2,701	)(b)	$—	$—	$6,528
Inventory reserve (c)	6,638	2,437		—	—	9,075
Deferred tax asset valuation allowance	50	29,682	(d)	—	—	29,732
Year Ended December 31, 2002
Allowance for returns and doubtful accounts (a)	$10,727	$(1,498	)(b)	$—	$—	$9,229
Inventory reserve (c)	7,758	(1,120)		—	—	6,638
Deferred tax asset valuation allowance	50	—		—	—	50

(a)	Reflected as reduction of trade accounts receivable on the consolidated balance sheet

(b)	Net effect of amounts charged to expense less actual returns and write-offs

(c)	Reflected as reduction of inventories on the consolidated balance sheet

(d)	Provided valuation allowance on domestic net deferred tax assets for continuing operations and discontinued operations due to the accumulation of losses experienced at our domestic operations from 2002 to 2004

3.	Exhibits

The following exhibits are filed pursuant to Item 601 of Regulation S-K of the Securities Exchange Act of 1933, as amended:

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Articles of Incorporation of INTERMET	Included as Exhibit 4.1 to INTERMET Form S-3 Registration Statement filed June 3, 1992

3.2	By-laws of INTERMET, as amended through February 8, 2005	Included as Exhibit 3.1 to INTERMET Form 8-K filed February 14, 2005

4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000	*

4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia	*

4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia bank, as trustee	*

4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively	*

4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia	*

4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C	*

4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 740,000	*

4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000	*

Exhibit
Number	Description of Exhibit	Method of Filing

4.17(a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999)	*

4.17(b)	Master Indenture Trust dated as of December 1, 1999, by and between Development Authority Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*

4.17(c)	Series 1999A Supplement dated as of December 1, 1999 by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*

4.18(a)	Shareholder Protection Rights Agreement dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-K filed October 11, 1995

4.18(b)	Amendment No. 1 dated October 16, 1997 to the Shareholder Protection Rights Agreement dated October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-A12G/A filed October 20, 1997

4.19(a)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association and the guarantors named therein	Included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

4.19(b)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation and the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

4.19(c)	Forms of 9 3/4% Senior Notes of $175,000,000 due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 33-59011 filed May 2, 1995

10.2(a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001	Included as Exhibit 10.2(a) to INTERMET Form 10-K for the year ended December 31, 2000

10.2(b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 333-41208 filed July 12, 2000

Exhibit
Number	Description of Exhibit	Method of Filing

10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999	Included as Exhibit 10.3 to INTERMET Form 10-K for the year ended December 31, 2000

10.7(a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993	Included as Exhibit 10.16(a) to INTERMET Form 10-K for the year ended December 31, 1993

10.7(b)	Amendment No. 1 dated December 20, 1993 to the INTERMET Corporation Salaried Employees Severance Plan	Included as Exhibit 10.16(b) to INTERMET Form 10-K for the year ended December 31, 1993

10.8	INTERMET Salary Continuation Plan	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 1992

10.10	INTERMET Corporation 1997 Directors’ Stock Option Plan	Included as Exhibit A to INTERMET DEF 14/A filed March 4, 1997

10.11	INTERMET Corporation 1997 Directors’ Deferred Compensation Plan	Included as Exhibit 10.25 to INTERMET Form 10-K for the year ended December 31, 1996

10.12	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 2003

10.13	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included as Exhibit 10.19 to INTERMET Form 10-K for the year ended December 31, 2003

10.14	Debtor in Possession Credit Agreement, dated October 22, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed October 28, 2004

10.15	First Amendment to Debtor in Possession Credit Agreement, dated November 8, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 12, 2004

10.16	Second Amendment to Debtor in Possession Credit Agreement, dated November 24, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 24, 2004

10.17	Third Amendment to Debtor in Possession Credit Agreement, dated December 23, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed December 30, 2004

10.18	Fourth Amendment to Debtor in Possession Credit Agreement, dated January 14, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 20, 2005

10.19	Fifth Amendment to Debtor in Possession Credit Agreement, dated January 26, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 27, 2005

10.20	Sixth Amendment to Debtor in Possession Credit Agreement, dated March 28, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed April 1, 2005

Exhibit
Number	Description of Exhibit	Method of Filing

10.21	Seventh Amendment to Debtor in Possession Credit Agreement, dated May 31, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed June 6, 2005

10.22	Employment Agreement dated October 26, 1995 between INTERMET and John Doddridge	Included as Exhibit 10.22 to INTERMET Form 10-K for the year ended December 31, 1995

10.23	Amendment to Employment Agreement dated January 2, 2003 by and between INTERMET and John Doddridge	Included as Exhibit 10.14(b) to INTERMET Form 10-K for the year ended December 31, 2002

10.24	Employment Agreement between INTERMET and Alan J. Miller, dated January 4, 2000	Included as Exhibit 10.16 to INTERMET Form 10-K for the year ended December 31, 2002

10.25	Employment Agreement between INTERMET and Todd A. Heavin, dated April 12, 2002	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 2002

10.26	Employment Agreement between INTERMET and Gary F. Ruff, dated July 23, 2003	Included as Exhibit 10.15 to INTERMET Form 10-Q filed August 13, 2003

10.27	Employment Agreement between INTERMET and Laurence Vince-Chatterton, dated November 17, 1998	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.28	Employment Agreement between INTERMET and Robert E. Belts, dated August 19, 2002	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.29	Employment Agreement between INTERMET and Thomas E. Prucha, dated January 1, 2003	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.30	Employment Agreement between INTERMET and Timothy R. Gilliland, dated October 14, 2004	Included in this report

10.31	Employment Agreement between INTERMET and John R. Rutherford, dated August 12, 2004	Included in this report

10.32	Amended and Restated Key Employee Retention Plan, adopted December 8, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed December 23, 2004

14	INTERMET Code of Conduct	Included as Exhibit 14 to INTERMET Form 10-K for the year ended December 31, 2003

21	Subsidiaries	Included as Exhibit 21 to INTERMET Form 10-K for the year ended December 31, 2003

23	Consent of Registered Public Accounting Firm	Included in this report

24	Power of Attorney	Included in this report

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report

Exhibit
Number	Description of Exhibit	Method of Filing

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this report

*	This instrument defines the rights of holders of long-term debt of INTERMET not being registered and the total amount of securities authorized under the instrument does not exceed ten percent of the total assets of INTERMET and its subsidiaries on a consolidated basis. Accordingly, pursuant to Item 601(b)(4)(iii) of Regulation S-K of the Securities Exchange Act of 1933, as amended, this instrument is not being filed, but INTERMET will furnish a copy of this instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, INTERMET has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMET Corporation
By:	/s/ Gary F. Ruff
Gary F. Ruff
Chairman of the Board of Directors and Chief Executive Officer Date: June 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 23, 2005, by the following persons on behalf of INTERMET in the capacities indicated.

Signature	Capacity

/s/ Gary F. Ruff Gary F. Ruff	Chairman of the Board of Directors and Chief Executive Officer

John P. Crecine	Director

/s/ Julia D. Darlow* Julia D. Darlow	Director

/s/ Norman F. Ehlers* Norman F. Ehlers	Director

/s/ John R. Horne* John R. Horne	Director

/s/ Thomas H. Jeffs II* Thomas H. Jeffs II	Director

/s/ Charles G. McClure* Charles G. McClure	Director

/s/ Richard A. Nawrocki* Richard A. Nawrocki	Director

/s/ Mitsunobu Takeuchi* Mitsunobu Takeuchi	Director

/s/ Pamela E. Rodgers* Pamela E. Rodgers	Director

/s/ Robert E. Belts Robert E. Belts	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

* Signed pursuant to a power of attorney filed herewith

By:	/s/ Alan J. Miller
Alan J. Miller
Attorney-in-Fact

Exhibit Index

Exhibit
Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Articles of Incorporation of INTERMET	Included as Exhibit 4.1 to INTERMET Form S-3 Registration Statement filed June 3, 1992

3.2	By-laws of INTERMET, as amended through February 8, 2005	Included as Exhibit 3.1 to INTERMET Form 8-K filed February 14, 2005

4.1	Promissory Note of Lynchburg Foundry Company, dated December 1, 1973, payable to Industrial Development Authority of the City of Lynchburg, Virginia in the original principal amount of $4,400,000	*

4.2	Guaranty Agreement, dated December 1, 1973, by and between The Mead Corporation and the Industrial Development Authority of the City of Lynchburg, Virginia	*

4.3	Trust Indenture, dated December 1, 1973, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia bank, as trustee	*

4.4	Promissory Notes of Lynchburg Foundry Company, dated June 1, 1976, payable to Industrial Development Authority of the City of Lynchburg, Virginia, in the original principal amounts of $2,700,000, $1,000,000, $550,000 and $550,000, respectively	*

4.5	Guaranty Agreement, dated June 1, 1976, of The Mead Corporation in favor of Industrial Development Authority of the City of Lynchburg, Virginia	*

4.6	Trust Indenture, dated June 1, 1976, by and among Industrial Development Authority of the City of Lynchburg, Virginia, Lynchburg Foundry Company and United Virginia Bank, as trustee, with respect to Pollution Control Revenue Bonds (Mead-Lynchburg Foundry Project), Series 1976, Series 1976A, Series 1976B and Series 1976C	*

4.7	Loan Contract, dated September 28, 1988, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 740,000	*

4.8	Loan Contract, dated March 1, 1989, by and between Columbus Neunkirchen Foundry GmbH and Saarlandische Investitionskreditbank, relating to a loan in the principal amount of DM 2,000,000	*

4.17(a)	Final Private Placement Memorandum for $35,000,000 Development Authority of Columbus Georgia Variable Rate Limited Obligation Revenue Bonds (Columbus Foundry, L.P. Project, Series 1999)	*

4.17(b)	Master Indenture Trust dated as of December 1, 1999, by and between Development Authority Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*

4.17(c)	Series 1999A Supplement dated as of December 1, 1999 by and between Development Authority of Columbus, Georgia, as issuer, and Harris Trust and Savings Bank, as trustee	*

4.18(a)	Shareholder Protection Rights Agreement dated as of October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-K filed October 11, 1995

4.18(b)	Amendment No. 1 dated October 16, 1997 to the Shareholder Protection Rights Agreement dated October 6, 1995 between INTERMET and Trust Company Bank, as Rights Agent	Included as Exhibit 4 to INTERMET Form 8-A12G/A filed October 20, 1997

4.19(a)	Indenture dated as of June 13, 2002 among INTERMET Corporation, U.S. Bank National Association and the guarantors named therein	Included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

4.19(b)	Registration Rights Agreement dated as of June 13, 2002 among INTERMET Corporation and the Guarantors named therein, and Deutsche Bank Securities Inc., Banc of America Securities LLC, Scotia Capital (USA) Inc., Sun trust Capital Markets, Inc., Banc One Capital Markets, Inc., Comerica Securities, Inc., and ABN AMRO Incorporated	Included as Exhibit 4.3 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

4.19(c)	Forms of 9 3/4% Senior Notes of $175,000,000 due 2009	Included as Exhibits A and B to Indenture included as Exhibit 4.1 to INTERMET Form S-4 Registration Statement No. 333-97245 filed July 29, 2002

10.2	INTERMET Corporation Executive Stock Option and Incentive Award Plan	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 33-59011 filed May 2, 1995

10.2(a)	INTERMET Corporation Restricted Share Unit Award Plan effective February 1, 2001	Included as Exhibit 10.2(a) to INTERMET Form 10-K for the year ended December 31, 2000

10.2(b)	INTERMET Corporation 2000 Executive Stock Option and Incentive Award Plan effective April 13, 2000	Included as Exhibit 4 to INTERMET Form S-8 Registration Statement No. 333-41208 filed July 12, 2000

10.3	INTERMET Corporation Deferred Compensation Plan effective December 1, 1999	Included as Exhibit 10.3 to INTERMET Form 10-K for the year ended December 31, 2000

10.7(a)	INTERMET Corporation Salaried Employees Severance Plan effective as of October 1, 1993	Included as Exhibit 10.16(a) to INTERMET Form 10-K for the year ended December 31, 1993

10.7(b)	Amendment No. 1 dated December 20, 1993 to the INTERMET Corporation Salaried Employees Severance Plan	Included as Exhibit 10.16(b) to INTERMET Form 10-K for the year ended December 31, 1993

10.8	INTERMET Salary Continuation Plan	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 1992

10.10	INTERMET Corporation 1997 Directors’ Stock Option Plan	Included as Exhibit A to INTERMET DEF 14/A filed March 4, 1997

10.11	INTERMET Corporation 1997 Directors’ Deferred Compensation Plan	Included as Exhibit 10.25 to INTERMET Form 10-K for the year ended December 31, 1996

10.12	First Amended and Restated Credit Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 2003

10.13	Letter of Credit Facility Agreement dated January 8, 2004 among INTERMET, The Bank of Nova Scotia and the other lenders listed therein	Included as Exhibit 10.19 to INTERMET Form 10-K for the year ended December 31, 2003

10.14	Debtor in Possession Credit Agreement, dated October 22, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed October 28, 2004

10.15	First Amendment to Debtor in Possession Credit Agreement, dated November 8, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 12, 2004

10.16	Second Amendment to Debtor in Possession Credit Agreement, dated November 24, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed November 24, 2004

10.17	Third Amendment to Debtor in Possession Credit Agreement, dated December 23, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed December 30, 2004

10.18	Fourth Amendment to Debtor in Possession Credit Agreement, dated January 14, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 20, 2005

10.19	Fifth Amendment to Debtor in Possession Credit Agreement, dated January 26, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed January 27, 2005

10.20	Sixth Amendment to Debtor in Possession Credit Agreement, dated March 28, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed April 1, 2005

10.21	Seventh Amendment to Debtor in Possession Credit Agreement, dated May 31, 2005	Included as Exhibit 10.1 to INTERMET Form 8-K filed June 6, 2005

10.22	Employment Agreement dated October 26, 1995 between INTERMET and John Doddridge	Included as Exhibit 10.22 to INTERMET Form 10-K for the year ended December 31, 1995

10.23	Amendment to Employment Agreement dated January 2, 2003 by and between INTERMET and John Doddridge	Included as Exhibit 10.14(b) to INTERMET Form 10-K for the year ended December 31, 2002

10.24	Employment Agreement between INTERMET and Alan J. Miller, dated January 4, 2000	Included as Exhibit 10.16 to INTERMET Form 10-K for the year ended December 31, 2002

10.25	Employment Agreement between INTERMET and Todd A. Heavin, dated April 12, 2002	Included as Exhibit 10.18 to INTERMET Form 10-K for the year ended December 31, 2002

10.26	Employment Agreement between INTERMET and Gary F. Ruff, dated July 23, 2003	Included as Exhibit 10.15 to INTERMET Form 10-Q filed August 13, 2003

10.27	Employment Agreement between INTERMET and Laurence Vince-Chatterton, dated November 17, 1998	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.28	Employment Agreement between INTERMET and Robert E. Belts, dated August 19, 2002	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.29	Employment Agreement between INTERMET and Thomas E. Prucha, dated January 1, 2003	Included as Exhibit 10.26 to INTERMET Form 10-K for the year ended December 31, 2003

10.30	Employment Agreement between INTERMET and Timothy R. Gilliland, dated October 14, 2004	Included in this report

10.31	Employment Agreement between INTERMET and John R. Rutherford, dated August 12, 2004	Included in this report

10.32	Amended and Restated Key Employee Retention Plan, adopted December 8, 2004	Included as Exhibit 10.1 to INTERMET Form 8-K filed December 23, 2004

14	INTERMET Code of Conduct	Included as Exhibit 14 to INTERMET Form 10-K for the year ended December 31, 2003

21	Subsidiaries	Included as Exhibit 21 to INTERMET Form 10-K for the year ended December 31, 2003

23	Consent of Registered Public Accounting Firm	Included in this report

24	Powers of Attorney	Included in this report

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this report