Form 10-Q
period 2005-03-31
INTERMET CORP
filed 2005-08-15
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
At July 31, 2005 there were 25,665,257 shares of common stock, $0.10 par value, outstanding.

Part I – Financial Information
Item 1. Financial Statements
INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)
	(in thousands of dollars,
	except per share data)
Net sales	$234,490	$210,646
Cost of sales	221,145	197,156

Gross profit	13,345	13,490
Selling, general and administrative expenses	12,001	10,723
Reorganization charges	8,200	—
Restructuring and impairment charges	1,402	—

Operating (loss) profit	(8,258)	2,767

Other expense:
Interest expense, net	5,443	9,202
Other expense (income), net	(349)	(591)

	5,094	8,611

Loss from continuing operations before income taxes	(13,352)	(5,844)
Income tax expense	(3,247)	(1,297)

Loss from continuing operations	(16,599)	(7,141)
Loss from discontinued operations, net of tax	(391)	(712)

Net loss	($16,990)	($7,853)

Net loss per common share:
Basic and diluted:
Loss from continuing operations	($0.65)	($0.28)
Loss from discontinued operations, net of tax	(0.02)	(0.03)

Net loss per share – basic and diluted	($0.67)	($0.31)

Dividends declared per common share	($0.00	$0.04

Weighted average shares outstanding:
Basic	25,665	25,595
Diluted	25,665	25,595
See accompanying notes.

INTERMET Corporation
Interim Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)
	(in thousands of dollars)
Net loss	($16,990)	($7,853)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,384)	(2,384)

	(4,384)	(2,384)

Total comprehensive loss	($21,374)	($10,237)

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$14,326	$11,239
Accounts receivable:
Trade, less allowance of $9,991 in 2005 and $9,560 in 2004	106,874	108,932
Other	8,327	5,593

	115,201	114,525

Inventories	76,160	71,527
Other current assets	12,286	11,410

Total current assets	217,973	208,701

Property, plant and equipment, net	264,882	278,080
Other non-current assets	23,087	26,042

Total assets	$505,942	$512,823

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,409	$29,969
Accrued liabilities	66,260	61,830
Current portion of retirement benefits	11,085	11,855
Short-term lines of credit	23,939	15,975
Long-term debt due within one year	170,366	168,180

Total current liabilities	301,059	287,809

Liabilities subject to compromise	250,598	250,464

Non-current liabilities:
Long-term debt due after one year	3,198	4,055
Retirement benefits	72,479	70,982
Other non-current liabilities	8,637	8,168

Total non-current liabilities	84,314	83,205

Shareholders’ deficit:
Common stock	2,606	2,606
Capital in excess of par value	57,276	57,276
Retained deficit	(183,244)	(166,254)
Accumulated other comprehensive loss	(6,476)	(2,092)
Unearned restricted stock	(191)	(191)

Total shareholders’ deficit	(130,029)	(108,655)

Total liabilities and shareholders’ deficit	$505,942	$512,823

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)
	(in thousands of dollars)
OPERATING ACTIVITIES:
Loss from continuing operations	($16,599)	$(7,141)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	11,188	12,353
Restructuring and impairment charges	1,402	—
Amortization of debt discount and issuance costs	957	1,717
Loss on disposal of property, plant and equipment	658	—
Change in operating assets and liabilities:
Accounts receivable	(2,453)	(24,238)
Inventories	(7,273)	3,333
Accounts payable and current liabilities	5,230	20,573
Other assets and liabilities	2,439	(3,638)

Net cash (used in) provided by continuing operating activities	(4,451)	2,959
Net cash (used in) provided by discontinued operations	(269)	900

Net cash (used in) provided by operating activities	(4,720)	3,859

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,135)	(6,926)
Proceeds from sale of property, plant and equipment	1,118	—

Net cash used in investing activities	(2,017)	(6,926)

FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit	1,327	(18,267)
Proceeds from term loan	—	120,000
Proceeds from debtor-in-possession facility	9,400	—
Repayment of term loan and other debts	(405)	(975)
Funding of restricted cash	—	(35,690)
Payments of debt issuance costs	—	(2,422)
Dividends paid	—	(1,024)
Issuance of common stock	—	13

Net cash provided by financing activities	10,322	61,635

Effect of exchange rate changes on cash and cash equivalents	(498)	(797)

Net increase in cash and cash equivalents	3,087	57,771
Cash and cash equivalents at beginning of period	11,239	1,035

Cash and cash equivalents at end of period	$14,326	$58,806

See accompanying notes.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See our Annual Report on Form 10-K for the year ended December 31, 2004 for complete financial statements and footnotes.
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
The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) using a going concern assumption. However, as a result of the Chapter 11 proceedings, such realization of assets and liquidation of liabilities, without substantial adjustments and/or change of ownership, is highly uncertain. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern. A plan of reorganization filed with the Bankruptcy Court sets forth the means for treating claims, including liabilities subject to compromise and results in, among other things, the cancellation of existing equity interests and the issuance of new equity securities to creditors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court. Further, the plan of reorganization could materially change the amounts and classifications in our historical consolidated financial statements. While operating the businesses as debtors-in-possession, we and our subsidiaries may dispose of assets or settle liabilities for amounts materially different from those in the accompanying consolidated financial statements. The appropriateness of using a going concern assumption in the preparation of the accompanying consolidated financial statements is dependent upon, among other things, our ability to comply with the covenants of our secured debtor-in-possession revolving credit facility and our ability to generate cash from operations.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
1. Basis of Presentation (continued)
Restricted Cash
In accordance with a letter of credit facility agreement and cash collateral agreement dated January 8, 2004, $35.7 million of cash, and certain interest income on this cash, were used as collateral for $35.0 million of variable rate limited obligation revenue bonds issued in connection with our Columbus Foundry. See Note 8, Debt, for further information. Restricted cash is excluded from cash and cash equivalents in the accompanying balance sheets. On October 29, 2004 the bonds were paid in full with the restricted cash and the letter of credit terminated.
Stock-Based Compensation
We grant stock options to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognize no compensation expense for the stock option grants. Had compensation expense for these stock option grants been determined based on the fair values at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net loss, basic loss per share and diluted loss per share would be as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands of dollars,
	except per share data)
Net loss, as reported	($16,990)	($7,853)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(166)	(151)

Pro forma net loss	($17,156)	($8,004)

Loss per share – basic and diluted:
As reported	($0.67)	($0.31)
Pro forma	($0.67)	($0.31)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
2. Balance Sheet Details
Inventories
The components of inventories are as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Finished goods	$24,008	$24,123
Work in process	10,654	9,751
Raw materials	16,305	11,947
Supplies and patterns	25,193	25,706

Total inventories	$76,160	$71,527

Property, Plant and Equipment, Net
The components of net property, plant and equipment are as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Land	$6,616	$6,716
Buildings and improvements	140,060	141,361
Machinery and equipment	550,984	549,759
Construction in progress	7,715	22,695

Property, plant and equipment, at cost	705,375	720,531
Less: Accumulated depreciation	440,493	442,451

Property, plant and equipment, net	$264,882	$278,080

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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
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
On June 24, 2005, we filed our Plan of Reorganization with the Bankruptcy Court. On June 27, 2005, INTERMET filed a Disclosure Statement with the Bankruptcy Court in connection with our proposed Plans of Reorganization. On June 27, 2005, we filed a copy of the Plan of Reorganization with the Securities and Exchange Commission on a Form 8-K. On August 12, 2005, we filed an Amended Plan of Reorganization and related Amended Disclosure Statement with the Bankruptcy Court, and the Bankruptcy Court approved the Amended Disclosure Statement and related solicitation and balloting procedures the same day. The Bankruptcy Court has set September 26, 2005 as the date the confirmation hearing with respect to the Amended Plan of Reorganization is scheduled to begin. See Note 16, Subsequent Events, for further details.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
3. Voluntary Reorganization Under Chapter 11 and Administration (continued)
The amounts of the various liabilities that are subject to compromise are set forth below (in thousands of dollars):

	March 31,	December 31,
	2005	2004

Senior notes payable	$177,000	$177,000
Accounts payable	62,965	64,192
Interest payable	5,000	5,000
Other accrued liabilities	5,633	4,272

Subtotal	250,598	250,464
Intercompany payables to affiliates	186,744	197,547

Total liabilities subject to compromise	$437,342	$448,011

Changes in the “Intercompany payables to affiliates” balances are primarily due to foreign exchange fluctuations.
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
March 31, 2005 (Unaudited)
3. Voluntary Reorganization Under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Statements of Operations
(in thousands of dollars)

Three Months
Ended
March 31,
2005
Net sales	$177,377
Cost of sales	171,068

Gross profit	6,309

Operating expenses:
Selling, general and administrative	8,223
Management fee income from non-Debtors	(218)
Reorganization charges	8,200
Restructuring and impairment charges	1,402

Total operating expenses	17,607

Operating loss	(11,298)

Other expenses (income):
Interest expense, net	2,750
Other income, net	(322)

Net other expenses	2,428

Loss from continuing operations before income taxes and equity income of non-Debtor subsidiaries	(13,726)
Income tax expense	(433)

Loss from continuing operations before equity loss of non-Debtor subsidiaries	(14,159)
Equity loss from continuing operations of non-Debtor subsidiaries	(2,440)

Loss from continuing operations	(16,599)
Loss from discontinued operations, net of tax	(391)

Net loss	($16,990)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Balance Sheet
(in thousands of dollars)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,093	$1,729
Accounts receivable, net	80,455	78,454
Accounts receivable, non-Debtors	68,890	68,897
Inventories	51,183	45,856
Other current assets	11,473	10,757

Total current assets	214,094	205,693

Property, plant and equipment, net	192,408	201,215
Investment in non-Debtors	60,750	69,399
Loan receivable from non-Debtors	148,536	154,821
Other noncurrent assets	16,291	19,167

Total noncurrent assets	417,985	444,602

Total assets	$632,079	$650,295

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,521	$9,877
Accounts payable, non-Debtors	7	(3)
Other accrued liabilities	62,938	61,861
Short-term lines of credit	12,400	3,000
Long-term debt due within one year	166,318	163,585

Total current liabilities	251,184	238,320

Liabilities subject to compromise	437,342	448,011

Noncurrent liabilities:
Retirement benefits	72,479	70,982
Deferred income tax liabilities	(2,781)	(2,781)
Other noncurrent liabilities	3,884	4,418

Total noncurrent liabilities	73,582	72,619

Shareholders’ deficit	(130,029)	(108,655)

Total liabilities and shareholders’ deficit	$632,079	$650,295

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)

Three Months
Ended
March 31,
2005
Cash used in operating activities	($11,049)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,550)
Proceeds from sale of property, plant and equipment	1,118

Cash used in investing activities	(432)

FINANCING ACTIVITIES:
Net increase in revolving credit facility	2,137
Proceeds from debtor-in-possession facility	9,400
Net increase in other debts	308

Cash provided by financing activities	11,845

Effect of foreign currency exchange rate changes	—

Net increase in cash and cash equivalents	364
Cash and cash equivalents at beginning of year	1,729

Cash and cash equivalents at end of year	$2,093

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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
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
5. Discontinued Operations
Frisby
On July 24, 2003, we sold substantially all the assets of Frisby P.M.C., Incorporated (“Frisby”) for $5.3 million, consisting of $3.9 million in cash and $1.4 million in the form of a promissory note, the balance of which is due to be paid in full by July 31, 2008. This transaction resulted in a loss on sale of $0.1 million, net of taxes. Frisby was a non-core operation and is included in our Corporate and Other segment in Note 13, Reporting for Business Segments.
Radford
In May 2003, we decided to close our facility in Radford, Virginia due to changes in market conditions and production technology, as well as the fact that substantial investment in environmental controls would have been necessary for continued operation of this facility. The Radford facility manufactured gray-iron and ductile-iron components for the automotive industry and had approximately 41 salaried and 333 hourly employees. The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments.
As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charge included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Accrued liabilities” in the accompanying balance sheet at March 31, 2005. No material additional restructuring charge was recorded in the first three months of 2005.
In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. By December 2003, the Radford Foundry was closed and substantially all of the employees were terminated. At March 31, 2005, we had $2.2 million accrued for environmental remediation at the Radford Foundry. See additional discussion in Note 10, Commitments and Contingencies. The after-tax results of operations of the Radford Foundry for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
5. Discontinued Operations (continued)
Activities relating to the restructuring charges and liabilities arising from to the Radford Foundry closure are as follows (in thousands of dollars):

	Impairment	Write-	Employee	Employee
	of	down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Additional charge	—	—	138	—	—	138
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)
Reduction of post-retirement obligations	—	—	—	(1,997)	—	(1,997)
Noncash credit	—	—	—	1,997	—	1,997
Cash payments	—	—	(920)	—	(50)	(970)

Balance at December 31, 2003	—	—	554	—	—	554
Additional charge	—	120	35	—	—	155
Noncash charge	—	(120)	—	—	—	(120)
Cash payments	—	—	(473)	—	—	(473)

Balance at December 31, 2004	$—	$—	$116	$—	$—	$116
Cash payments	—	—	(10)	—	—	(10)

Balance at March 31, 2005	$—	$—	$106	$—	$—	$106

Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Accounts receivable	$18	$56
Property, plant and equipment, net	440	440

Total assets	$458	$496

Accrued liabilities	$1,068	$1,062
Retirement benefits	2,561	2,439
Other non-current liabilities	1,994	2,039

Total liabilities	$5,623	$5,540

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
5. Discontinued Operations (continued)
The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Sales	$—	$175
Cost of sales	381	866

Gross loss	(381)	(691)
Expenses	10	21

Loss before income taxes	(391)	(712)
Income tax benefit	—	—

(Loss) income from discontinued operation, net of tax	($391)	($712)

No corporate interest expense was allocated to Frisby or Radford Foundry for the three months ended March 31, 2005 and 2004.
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
6. Restructuring and Impairment Charges
Decatur Closure
On March 29, 2005, we announced a plan to close our Decatur Foundry located in Decatur, Illinois during the fourth quarter of 2005, in order to improve our capacity utilization. The Decatur Foundry manufactures and machines ductile iron components for the automotive industry, and has approximately 70 salaried and 245 hourly employees. Production will be transferred to other INTERMET facilities during the third quarter of 2005. We recognized asset impairment charges of $10.9 million in the third quarter of 2004 to reduce capital assets to their fair values. In the first quarter of 2005, we recognized a write-down of $1.4 million to reduce inventories to their fair values. The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments, to our Consolidated Financial Statements. The Decatur Foundry had revenues of $64.9 million and $72.0 million, and net loss of $20.4 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
6. Restructuring and Impairment Charges (continued)
Racine Closure
On December 15, 2004, we announced our plan to close our Racine Die-Casting Plant and Racine Machining Plant in Sturtevant, Wisconsin. The planned closure is due to the high operating costs of the facilities and underutilization of capacity at these plants. The Racine Plants manufacture and machine aluminum die-castings for the automotive industry, and have approximately 84 salaried and 519 hourly employees. We closed these plants during the third quarter of 2005. The facility is included in the Light Metals segment in Note 13, Reporting for Business Segments, to our Consolidated Financial Statements. The Racine Plants had revenues of $78.8 million and $68.2 million, and net loss of $20.2 million and $4.6 million for the years ended December 31, 2004 and 2003, respectively. We recognized asset impairment charges of $6.5 million in the third quarter of 2004 to reduce capital assets to their fair values. In addition, we recognized plant closure and asset impairment charges of $3.8 million in the fourth quarter of 2004. The amount included a write-down of $2.4 million to reduce inventories to their fair values, a pension curtailment expense of $1.2 million and $0.2 million for employee severance and related contractually guaranteed benefit costs.
Columbus Machining Closure
On October 14, 2004, we announced our plan to close our Columbus Machining Plant in Midland, Georgia, in order to improve our capacity utilization and to reduce operating costs. The Columbus Machining Plant machined ductile iron and light metal castings for the automotive industry, and had approximately 15 salaried and 71 hourly employees. We closed this plant during the first quarter of 2005. The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments, to our Consolidated Financial Statements. The Columbus Machining Plant had revenues of $12.7 million and $20.8 million, and net losses of $0.8 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively. We recognized plant closure costs of $0.3 million in the fourth quarter of 2004.
Havana Plant Closure
In December 2003, we decided to close our ductile iron foundry in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry manufactured ductile iron components for the automotive industry, and had approximately 33 salaried and 141 hourly employees. The plant closure was completed in June 2004. We recognized a $1.7 million pre-tax charge during the second and third quarter of 2004 due to the closing. This charge was in addition to the $8.5 million and $4.9 million charges detailed below.
Due to the announced closing, we recorded an $8.5 million pretax charge during the fourth quarter of 2003. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values and $0.5 million for employee severance and related contractually guaranteed benefit costs. During the second quarter of 2004, we recorded a $1.2 million pre-tax charge which included $1.1 million for facility closure costs and costs of product testing and validation required to transfer production of products to our other facilities, and $0.1 million for employee separation costs. This charge was included in “Restructuring and impairment charges” in the statement of operations. During the third quarter of 2004, we recorded another $0.5 million restructuring charge related to facility closure costs as well as product testing and validation costs.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)
6. Restructuring and Impairment Charges (continued)
The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments. The Havana Foundry had revenues of $11.5 million and $25.7 million and net losses of $9.3 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively.
7. Short-term Lines of Credit
Columbus Neunkirchen Foundry GmbH, our wholly owned European subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euro 4.5 million (approximately $5.8 million) at March 31, 2005. There were no outstanding borrowings under these agreements as of March 31, 2005.
Portcast Fundicao Nodular, SA, our wholly-owned foreign subsidiary, has various lines of credit for up to Euro 15.4 million (approximately $20.0 million). There was approximately $11.5 million outstanding under these credit lines as of March 31, 2005. Annual interest accrues at various rates from approximately 3% to 4% and is payable monthly.
On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended through June 24, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. Available borrowings under the DIP Facility are determined based on a budget that is subject to approval by the collateral and administrative agents, and are subject to a borrowing base calculated as a percentage of our accounts receivable, inventory and fixed assets, less reserves and fees. Interest on borrowings made under the DIP Facility is a base rate plus 2.0% per annum or a Eurodollar rate plus 3.0% per annum. Principal repayments are made on a daily basis from our cash collections. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The maturity date of the DIP Facility is the earlier of October 21, 2005 or the dates of certain accelerating events. In addition, the DIP Facility requires us to maintain certain financial covenants. The key financial covenants are limitations on capital expenditures and requirements that we achieve certain minimum consolidated EBITDA thresholds. At March 31, 2005 and June 30, 2005, we were in compliance with all debt covenants under our DIP Facility. As a result of entering into the DIP Facility, we incurred $1.8 million of debt issuance costs in October 2004 which were deferred as “Other non-current assets” in the balance sheet. As of March 31, 2005 the balance outstanding under the DIP Facility was $12.4 million. Interest rates on the $12.4 million balance ranged from 5.7% to 7.7%. The issuance of letters of credit also reduces the amount we have available under the DIP Facility. As of March 31, 2005, we had $5.9 million in letters of credit outstanding under the DIP Facility.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
8. Debt
Long-term debt consists of the following (in thousands of dollars):

	March 31,	December 31,
	2005	2004
INTERMET:
Revolving credit facility	$45,798	$43,661
Term loan	120,157	119,708
Domestic subsidiaries:
Capitalized leases	364	504
Foreign subsidiaries:
Bank term note	5,230	5,890
Capitalized leases	2,015	2,472

Total	173,564	172,235
Less: Long-term debt due within one year	170,366	168,180

Long-term debt due after one year	$3,198	$4,055

Due to the bankruptcy proceedings, unsecured pre-petition long-term debt has been reclassified to “Liabilities subject to compromise” in the March 31, 2005 and December 31, 2004 consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Senior notes	$175,000	$175,000
Industrial development bonds	2,000	2,000

Total debt included in liabilities subject to compromise	$177,000	$177,000

Bank Credit Agreement
On January 8, 2004, we refinanced our then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through April 13, 2004 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The Bank Credit Agreement is secured by substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. During 2004, principal payments of $0.6 million had been made towards the term loan before the filing of our bankruptcy proceedings. Due to the filing of our bankruptcy proceedings, we are in default under the Bank Credit Agreement. As a result, effective September 30, 2004 pricing on the revolving loan and term loan were modified to a floating rate. The annual interest rates as of March 31, 2005 were 7.0% for the revolving credit line and 7.7% for the term loan. Interest is payable monthly on both loans. In addition, and also effective as of September 30, 2004, we are required to accrue additional interest at an annual rate of 1.5%, which is added monthly to the outstanding loan balances for both the revolver and term loan.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
8. Debt (continued)
In addition to borrowings under the $90.0 million credit line, we also had standby letters of credit outstanding totaling $22.4 million as of March 31, 2005. These letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.
Both the term loan and the revolver have covenants that require us to maintain certain financial ratios, place restrictions on the amount that we can pay in dividends, as well as impose other covenants and restrictions. Since September 30, 2004, we were not in compliance with these covenants and the outstanding balances were included in “Long-term debt due within one year” in the consolidated balance sheet. As a result of entering into the Bank Credit Agreement, we incurred debt issuance costs during the first quarter and second quarter of 2004 of $2.4 million and $1.0 million, respectively. These costs are deferred and included in “Other non-current assets” in the accompanying balance sheet as of March 31, 2005 and December 31, 2004. In addition, capitalized debt issuance costs of $1.4 million related to our previous bank financing were written off in January 2004.
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
Senior Notes
On June 13, 2002, we completed an unsecured senior note offering of $175.0 million (the “Senior Notes”). The Senior Notes bear a fixed rate of interest of 9.75% and mature on June 15, 2009. The net proceeds of the Senior Note offering were used to pay the remaining balance on a then-existing bank term loan and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the note offering and were being amortized over seven years. In September 2004, the remaining $4.0 million of capitalized debt issuance costs were written off. Interest on the Senior Notes is due each June 15 and December 15. The Senior Notes are unsecured and rank equally with all of our existing and future unsecured senior debt. We are in default under the Senior Notes and the balance due together with interest has been classified as “Liabilities subject to compromise” in the accompanying consolidated balance sheets. See Note 9, Supplemental Condensed Consolidating Financial Information, for additional information regarding the Senior Notes. Due to our Chapter 11 filing, interest that was due on December 15, 2004 and June 15, 2005 was not paid.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
8. Debt (continued)
Lynchburg Foundry Company Revenue Bonds
Under the terms of an unsecured bond indenture, Lynchburg Foundry Company, our wholly-owned subsidiary, is required to make partial redemption of certain industrial development revenue bonds on an annual basis through June 2006. The redemption amount is $0.4 million per year, with a final payment at maturity of $1.7 million. The balance outstanding as of March 31, 2005 was $2.0 million. Lynchburg Foundry Company is in default of its obligations under these bonds. No letters of credit have been issued to secure payment of these bonds and they are otherwise unsecured. The bonds are subject to optional redemption prior to maturity and bear interest at an annual rate of 7.0%. Interest is paid semi-annually, however, the interest payments that were due in December 2004 and June 2005 were not paid due to the Chapter 11 filing. The outstanding balance together with interest has been classified as “Liabilities subject to compromise” in the accompanying consolidated balance sheets.
Tool Products, Inc. Revenue Bonds
As part of our acquisition of Tool Products, Inc. in 1998, we assumed $4.5 million in obligations in connection with industrial development revenue bonds issued by the Industrial Development Board of the City of Jackson, Tennessee. These bonds were issued in connection with an expansion project at our Jackson, Tennessee facility. Certain equipment and real estate financed with the proceeds of these bonds was leased from the development board. We were required to maintain a letter of credit to secure payment of our obligations under these bonds. The terms of the indenture governing these bonds required us to make annual principal payments of $0.5 million every January, with a final maturity date of January 1, 2007. Because we were in default of our obligations, the letter of credit was drawn and these bonds were paid in full on December 1, 2004 in the amount of $1.5 million, which increased the balance under our bank revolving loan by the same amount.
Maturities of long-term debt at March 31, 2005 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending:
March 31, 2006	$170,366
March 31, 2007	2,225
March 31, 2008	648
March 31, 2009	325
Thereafter	—

$173,564

During our bankruptcy proceedings, we have not been paying interest on unsecured pre-petition obligations and as of the date of filing of the bankruptcy proceedings we ceased accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Interest expense not accrued or recorded on unsecured pre-petition debt totaled $8.6 million at March 31, 2005.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information
On June 13, 2002, we issued $175.0 million of senior notes, which will mature in 2009 (the “Senior Notes”). The Senior Notes are guaranteed by certain of our wholly-owned domestic subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The Senior Notes are effectively subordinated to the secured debt of INTERMET Corporation (“Parent”). Restrictions contained in the indenture covering the Senior Notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing our capital stock, disposing assets, engaging in affiliate transactions and transferring assets. As of March 31, 2005, the Parent and the Combined Guarantor Subsidiaries had $178.7 million of secured debt outstanding and $41.7 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.
Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the Senior Notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $18.8 million of debt outstanding as of March 31, 2005.
Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries and INTERMET on a consolidated basis as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2005
			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$181,860	$57,113	($4,483)	$234,490
Cost of sales	—	175,382	50,077	(4,314)	221,145

Gross profit	—	6,478	7,036	(169)	13,345
Selling, general and administrative expenses	1,498	6,675	3,997	(169)	12,001
Reorganization Charges	8,200	—	—	—	8,200
Restructuring and impairment charges	—	1,402	—	—	1,402

Operating (loss) profit	(9,698)	(1,599)	3,039	—	(8,258)
Other (income) expenses, net:
Interest expense, net	2,174	3,017	252	—	5,443
Other (income) expense, net	(141)	(179)	(29)	—	(349)

(Loss) income from continuing operations before income taxes	(11,731)	(4,437)	2,816	—	(13,352)
Income tax expense	61	372	2,814	—	3,247

(Loss) income from continuing operations	(11,792)	(4,809)	2	—	(16,599)
Loss from discontinued operations, net of tax	—	(391)	—	—	(391)
Equity in net income (loss) of subsidiaries	(5,198)	2	—	5,196	—

Net (loss) income	($16,990)	($5,198)	$2	$5,196	($16,990)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2004
			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$171,163	$42,452	($2,969)	$210,646
Cost of sales	—	164,533	35,592	(2,969)	197,156

Gross profit	—	6,630	6,860	—	13,490
Selling, general and administrative expenses	1,503	5,814	3,406	—	10,723

Operating (loss) profit	(1,503)	816	3,454	—	2,767
Other (income) expenses, net:
Interest expense, net	6,282	2,489	431	—	9,202
Other income, net	(197)	(144)	(250)	—	(591)

(Loss) income from continuing operations before income taxes	(7,588)	(1,529)	3,273	—	(5,844)
Income tax benefit (expense)	(271)	(185)	(841)	—	(1,297)

(Loss) income from continuing operations	(7,859)	(1,714)	2,432	—	(7,141)
Loss from discontinued operations, net of tax	—	(712)	—	—	(712)
Equity in net income of subsidiaries	6	2,432	—	(2,438)	—

Net (loss) income	($7,853)	$6	$2,432	($2,438)	($7,853)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	As of March 31, 2005
		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$2,116	($23)	$12,233	$—	$14,326
Accounts receivable, net	753	79,702	34,746	—	115,201
Inventories	—	51,242	24,977	(59)	76,160
Other current assets	7,046	6,658	813	(2,231)	12,286

Total current assets	9,915	137,579	72,769	(2,290)	217,973
Other assets:
Property, plant and equipment, net	4,558	187,000	72,474	850	264,882
Other non-current assets	11,623	5,478	6,794	(808)	23,087
Intercompany, net	(54,654)	82,345	(31,446)	3,755	—
Investments in subsidiaries	292,673	60,046	—	(352,719)	—

Total assets	$264,115	$472,448	$120,591	($351,212)	$505,942

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,836	$7,751	$19,822	$—	$29,409
Accrued liabilities	20,673	42,209	14,405	58	77,345
Short-term lines of credit	12,400	—	11,539	—	23,939
Long-term debt due within one year	165,955	363	4,048	—	170,366

Total current liabilities	200,864	50,323	49,814	58	301,059

Liabilities subject to compromise	187,973	62,625	—	—	250,598

Non-current liabilities
Long-term debt due after one year	—	—	3,198	—	3,198
Retirement benefits	4,687	67,792	—	—	72,479
Other non-current liabilities	620	484	7,533	—	8,637

Total non-current liabilities	5,307	68,276	10,731	—	84,314
Shareholders’ equity (deficit)	(130,029)	291,224	60,046	(351,270)	(130,029)

Total liabilities and shareholders’ equity (deficit)	$264,115	$472,448	$120,591	($351,212)	$505,942

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2004
		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA
ASSETS
Current assets:
Cash and cash equivalents	$1,477	$252	$9,510	$—	$11,239
Accounts receivable, net	654	77,806	36,065	—	114,525
Inventories	—	45,915	25,671	(59)	71,527
Other current assets	6,812	6,175	654	(2,231)	11,410

Total current assets	8,943	130,148	71,900	(2,290)	208,701
Non-current assets:
Property, plant and equipment, net	8,738	191,618	76,865	859	278,080
Other non-current assets	13,853	10,881	2,116	(808)	26,042
Intercompany, net	(50,741)	78,189	(31,210)	3,762	—
Investments in subsidiaries	291,505	64,426	—	(355,931)	—

Total assets	$272,298	$475,262	$119,671	($354,408)	$512,823

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,986	$7,958	$20,025	$—	$29,969
Accrued liabilities	20,392	41,123	12,112	58	73,685
Short-term lines of credit	3,000	—	12,975	—	15,975
Long-term debt due within one year	163,369	504	4,307	—	168,180

Total current liabilities	188,747	49,585	49,419	58	287,809

Liabilities subject to compromise	186,820	63,644	—	—	250,464

Non-current liabilities
Long-term debt due after one year	—	—	4,055	—	4,055
Retirement benefits	4,786	66,196	—	—	70,982
Other non-current liabilities	600	5,795	1,773	—	8,168

Total non-current liabilities	5,386	71,991	5,828	—	83,205
Shareholders’ equity (deficit)	(108,655)	290,042	64,424	(354,466)	(108,655)

Total liabilities and shareholders’ equity (deficit)	$272,298	$475,262	$119,671	($354,408)	$512,823

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($10,964)	$184	$6,329	$—	($8,835)
Cash used in discontinued operations	—	(269)	—	—	(269)

Net cash (used in) provided by operating activities	(10,964)	(85)	6,329	—	(9,104)

Investing activities:
Additions to property, plant and equipment	(382)	(1,168)	(1,585)	—	(3,135)
Proceeds from sale of property, plant and equipment	—	1,118	—	—	1,118

Net cash used in investing activities	(382)	(50)	(1,585)	—	(2,017)

Financing activities:
Net (decrease) increase in lines of credit	2,137	—	(810)	—	1,327
Proceeds from debtor-in-possession facility	9,400	—	—	—	9,400
Proceeds from (repayment of) other debts	448	(140)	(713)	—	(405)

Net cash provided by (used in) financing activities	11,985	(140)	(1,523)	—	10,322
Effect of exchange rate changes on cash and cash equivalents	—	—	(498)	—	3,886

Net increase (decrease) in cash and cash equivalents	$639	($275)	$2,723	$—	$3,087

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($4,556)	$4,570	$2,945	$—	$2,959
Cash provided by discontinued operations	—	900	—	—	900

Net cash (used in) provided by operating activities	(4,556)	5,470	2,945	—	3,859

Investing activities:
Additions to property, plant and equipment	(489)	(4,898)	(1,539)	—	(6,926)
Net cash used in investing activities	(489)	(4,898)	(1,539)	—	(6,926)

Financing activities:
Net decrease in revolving credit facility	(17,000)	—	(1,267)	—	(18,267)
Proceeds from term loan	120,000	—	—	—	120,000
Repayment of other debts	(300)	(617)	(58)	—	(975)
Funding of restricted cash	(35,690)	—	—	—	(35,690)
Payment of debt issuance costs	(2,422)	—	—	—	(2,422)
Dividends paid	(1,024)	—	—	—	(1,024)
Issuance of common stock	13	—	—	—	13

Net cash provided by (used in) financing activities	63,577	(617)	(1,325)	—	61,635
Effect of exchange rate changes on cash and cash equivalents	—	—	(797)	—	(797)

Net increase (decrease) in cash and cash equivalents	$58,532	($45)	($716)	$—	$57,771

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
10. Commitments and Contingencies
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
We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves, on an undiscounted basis, to cover estimated future environmental expenditures. Environmental reserves were $6.2 million as of March 31, 2005. These reserves include a $3.1 million cash escrow account acquired as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. The reserves also include $2.2 million for the now-closed Radford Foundry, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.
On March 14, 2002, we entered into a Consent Order with the U.S. Environmental Protection Agency (“USEPA”), which will require investigation of the nature and extent of any hazardous waste disposed of at our Radford Foundry. We entered into this Consent Order in connection with the USEPA’s Corrective Action Program, which is being undertaken on a nationwide basis by USEPA pursuant to the Resource Conservation and Recovery Act of 1976. The Corrective Action Program requires facilities that have historically generated or handled hazardous waste to determine whether those activities have or could adversely affect groundwater or human health. Because we historically disposed of waste material at this site, it is probable that remedial action will be required with respect to that on-site disposal. We have accrued $2.2 million for such remediation activity based on our investigation to date. However, our investigation of this site will continue and it is possible that ultimate remediation costs could exceed the amounts that we have accrued.
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
March 31, 2005 (Unaudited)
11. Retirement Benefits
We maintain six noncontributory defined benefit pension plans for certain of our U.S. employees. Our policy is to fund amounts as required under applicable laws and regulations. In addition, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents.
The components of net periodic benefit cost are as follows (in thousands of dollars):

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$631	$587	$113	$112
Interest cost	1,586	1,558	553	608
Expected return on plan assets	(1,492)	(1,421)	—	—
Amortization of prior service cost	210	229	(93)	(91)
Amortization of loss (gain)	647	537	40	38

Net periodic benefit cost	$1,582	$1,490	$613	$667

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $8.1 million to our pension plans in 2005. As of March 31, 2005, no contributions have been made. We presently expect to contribute $7.8 million to fund our pension plans in 2005.
Our measurement of the Wagner Castings Company postretirement medical obligations includes the anticipated impact of the federal subsidy enabled by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These effects are measured in accordance with the Financial Accounting Standards Board Staff Position (FSP FAS106-2). For expense, the impact is to be recognized prospectively, beginning with the 2005 fiscal year expense and are believed to be reasonable best estimates based on the “two-pronged” approach to subsidy determination set forth in the regulations. Under this standard, the Wagner Casting Company’s post-Medicare prescription drug plan is “actuarially equivalent” for all retirees receiving medical benefits after 65 years of age (except for hourly participants who retired prior to June 1, 1980) as the value of the plan benefits exceeds the value of Medicare Part D benefits less participant premiums. The annual Medicare subsidy is projected to be $623 per person starting in 2006. This average subsidy amount is assumed to increase at a rate of 8.12% in 2007 decreasing to 5.0% in 2022 and thereafter. With respect to our other (non-Wagner) retiree medical plans, because we do not provide prescription drug benefits to retirees after age 65, it is assumed that the employer will not qualify for the federal subsidy. The Act had no impact on disclosed results.
12. Income Taxes
The effective tax rate differs from the United States statutory rate primarily as a result of the provision of valuation allowances on domestic losses until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved. The income tax expense in the first quarter of 2005 and 2004 was mainly comprised of state tax expense on our domestic operations and tax expense on our profitable foreign operations.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
13. Reporting for Business Segments
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

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
	(in thousands of dollars)
Three-month period ended March 31, 2005:
Net sales	$162,680	$71,810	$—	$234,490

Operating loss	$4,406	($1,278)	($11,386)	($8,258)
Interest expense, net	(252)	(10)	(5,181)	(5,443)
Other income (expense), net	209	—	140	349
Income tax (expense) benefit	(2,914)	(270)	(63)	(3,247)
Loss from discontinued operations, net of tax	(391)	—	—	(391)

Net loss				($16,990)

As of March 31, 2005:
Total assets	$323,086	$152,738	$30,118	$505,942

Three-month period ended March 31, 2004:
Net sales	$141,150	$69,496	$—	$210,646

Operating profit (loss)	$3,318	$1,989	($2,540)	$2,767
Interest expense, net	(424)	(22)	(8,756)	(9,202)
Other income, net	394	10	187	591
Income tax (expense) benefit	(919)	(107)	(271)	(1,297)
Loss from discontinued operations, net of tax	(712)	—	—	(712)

Net loss				($7,853)

As of December 31, 2004:
Total assets	$378,720	$104,031	$30,072	$512,823

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements (continued)
March 31, 2005 (Unaudited)
14. Loss per Share
Loss per share is computed as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(in thousands of dollars, except
	per share data)
Numerator:
Net loss	($16,990)	($7,853)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	25,665	25,595

Basic and fully diluted loss per share	($0.67)	($0.31)

The impact on fully diluted loss per share of the assumed exercise of stock options and unearned restricted stock was not material.
15. Derivative Financial Instruments
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
16. Subsequent Events
Some customers of our Hannibal facility have informed us that present product programs will end or they intend to move their magnesium die casting work from that facility to other suppliers or transition to alternative processes. Approximately one-half of the work at this plant was moved to other suppliers by July, 2005. We currently anticipate that remaining work will be transferred to our Palmyra facility by December 2005 and that the operation at the Hannibal facility will be suspended until we are able to utilize the capacity.
On August 9, 2005, we entered into a Revised Restructuring Commitment Letter, pursuant to which certain of the holders of our Senior Notes would underwrite a $75 million rights offering as a part of our bankruptcy reorganization. On August 9, 2005, the Bankruptcy Court approved the Revised Restructuring Commitment Letter, which was filed with the Securities and Exchange Commission on August 12, 2005 on a Form 8-K.
On August 12, 2005, we filed an Amended Plan of Reorganization and related Amended Disclosure Statement with the Bankruptcy Court. On August 12, 2005, the Bankruptcy Court approved the Amended Disclosure Statement and related solicitation and balloting procedures and set September 26, 2005 as the date the confirmation hearing with respect to the Amended Plan of Reorganization is scheduled to begin. On August 15, 2005, we filed our amended Plan of Reorganization and related Amended Disclosure Statement with the Securities and Exchange Commission on a Form 8-K.

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
•	On September 29, 2004, we and seventeen of our wholly-owned domestic subsidiaries filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, and we are currently operating as debtors-in-possession under the supervision of the bankruptcy court. Although we are working to obtain confirmation of a plan of reorganization, we need to secure adequate equity and/or debt financing to do so to fund payments under a plan and to provide adequate liquidity for our post-bankruptcy operations. Our inability to timely exit bankruptcy could materially and adversely impact our business if it affects our ability to obtain new product awards or renewals of existing product awards from our customers.

•	In connection with our September, 2004 bankruptcy filing we entered into a debtor-in-possession revolving credit facility in October, 2004 which expires October 2005. This facility contains a number of financial covenants and other requirements. We rely on this facility to fund our operations and provide necessary liquidity during the pendency of our Chapter 11 proceeding. Our business would be materially and adversely impacted if we were unable to borrow under this facility due to our failure to meet the covenants and other conditions required for continued borrowings under this facility.

•	Sales to the automotive industry accounted for substantially all of our sales in 2004. In addition, our automotive sales are highly concentrated among a few major customers, and our products are generally sold for specific vehicle programs. Therefore, the loss of any significant customer or vehicle program could have a material adverse effect on our business. Additionally, sales of our products are dependent on unit sales of the applicable vehicle models and any reduction in sales or failure to meet sales estimates of vehicle models could also have a material adverse effect on our business.

•	As is typical in the automotive supply industry, we have no long-term contracts with our customers for most of the products that we supply. While our customers provide annual estimates of their requirements and update those estimates from time to time throughout the year, most of our sales are made on a short-term purchase order basis, which generally can be terminated by the customer.

•	If one or more of our customers were to initiate bankruptcy or insolvency proceedings, it could render a material portion of our accounts receivable uncollectible or substantially impaired, which could have a material adverse effect on our financial condition.

•	A challenge that we and other automotive industry suppliers face is the pressure from our customers to reduce the prices we charge for our products. To the extent this trend continues, it puts pressure on our margins and profitability, and could have a material and adverse effect on our financial condition.

•	The automotive industry is cyclical and dependent on consumer spending. General economic factors that adversely affect automotive sales could adversely impact our business. In addition, our business is seasonal due to lower sales in the third and fourth quarters due to the pass-through effect of plant closings by OEMs for holidays, vacations and model changeovers. Nevertheless, a substantial percentage of our costs are generally not seasonal due to our need for continued expenditures for capital equipment, product development and ongoing production improvements and support, as well as other factors, making it difficult for us to significantly reduce operating expenses in a particular period even if our net sales forecasts for that period are less than other periods.

•	Our product lines are subject to change as OEMs introduce new or redesigned products and vehicles. We compete for new business both at the beginning of the development phase of new vehicles, which generally begins two to five years prior to the marketing and public sale of models based upon such vehicles, and upon redesign of existing vehicles. Our sales would be adversely affected if we fail to obtain business for new vehicles, or fail to retain or increase business on redesigned existing vehicles.

•	The substantial increases in scrap steel and other raw material costs that we have experienced were the primary factors leading to our bankruptcy filing in September of 2004. Energy costs have also risen. If raw material and energy costs continue to increase, and we are unable to pass a substantial portion of those costs on to our customers on a timely basis, it could have a material adverse effect on our financial condition.

•	We are substantially leveraged and must generate enough cash to make required interest and other payments under our debtor-in-possession revolving credit facility. In the event we do not generate enough cash, a default would occur under the facility unless the lenders agreed to an amendment or a waiver. Any default would have a material adverse effect on our business. Additionally, our debt under the facility accrues interest at a rate that varies with prevailing market rates. Therefore, increases in market interest rates would increase our interest payment obligations under the facility and could have a material adverse effect on our financial condition.

•	A substantial percentage of our hourly employees, as well as those of our OEM and Tier 1 customers, are represented by labor unions and work pursuant to collective bargaining agreements. Our failure, or the failure of any of our significant customers, to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our business.

•	We operate production facilities in Germany and Portugal, in addition to our production facilities in the United States, that expose us to the risks associated with non-U.S. operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with the law and other regulatory requirements of non-U.S. jurisdictions; (iii) overlapping and potentially inconsistent tax structures; and (iv) possible restrictions or limitations imposed on the repatriation of funds. Any of these risks could lave a material adverse effect on our business or financial condition.

•	We are subject to U.S. and non-U.S. environmental laws and regulations governing the emission, discharge, generation, handling, storage, transportation, treatment and disposal of hazardous and waste materials and the clean-up of contaminated property. Although we have made and continue to make expenditures to comply with environmental laws and regulations, future compliance with these laws may have a material adverse effect on our business or financial condition. Additionally, if an improper release of hazardous materials occurs on or from our property or from any offsite disposal site that receives or has received such materials from us or any of our predecessors, or if contamination is discovered at any of our or our predecessors current or former properties, we could be held liable for such release or for the cost to remediate contaminated property, and such liability could have a material adverse effect on our financial condition.

Material Changes in Results of Operations – Three months ended March 31, 2005
Sales for the first quarter of 2005 were $234.5 million, an increase of $23.9 million or 11.3% as compared to sales of $210.6 million in the same period in 2004. Ferrous Metals segment sales were $162.7 million during the first quarter of 2005 compared to $141.2 million for the same period in 2004, representing an increase in sales of $21.5 million or 15.3%. Included as part of Ferrous Metals segment sales, European sales during the three months ended March 31, 2005 were $57.1 million, an increase of $14.6 million or 34.4% as compared to European sales of $42.5 million for the same period in 2004. The overall increase in Ferrous Metals segment sales is mainly attributable to new business launches in our European operations and scrap steel surcharges in both North American and European operations, partially offset by lower North American Ferrous sales volumes. Light Metals segment sales were $71.8 million during the first quarter of 2005, an increase of $2.3 million or 3.3% compared to $69.5 million for the same period in 2004. The increase in sales is mainly attributable to volume increases in our aluminum die cast operations and sales growth of our pressure-counter-pressure casting (PCPCTM) process. These increases were partially offset by lower sales associated with the closure of our Racine, Wisconsin operations.
Gross profit for the three months ended March 31, 2005 and 2004 were $13.3 million and $13.5 million, respectively. Gross profit as a percentage of sales for the three months ended March 31, 2005 and 2004 was 5.7% and 6.4%, respectively. The decrease in gross profit margin reflects the effect of the wind down and closure of our Racine, Wisconsin aluminum die casting and machining facilities, start-up costs and operating inefficiencies associated with product launches, sales volume increases during this period and operational difficulties experienced at certain Light Metals facilities.
Selling, general and administrative expenses were $12.0 million and $10.7 million for the three months ended March 31, 2005 and 2004, respectively, or 5.1% of sales for each period.
Reorganization related expenses of $8.2 million were recorded in the three months ended March 31, 2005, consisting primarily of professional fees.
Restructuring and impairment charges of $1.4 million to reduce inventories to their fair values related to the Decatur Foundry closing that was announced in March 2005 were also recorded in the three months ended March 31, 2005.
Net interest expense for the first quarter of 2005 was $5.4 million, which was $3.8 million less than the same period of 2004. The decrease is due to cessation of interest expense accrual on our Senior Notes following our bankruptcy filing on September 29, 2004, partially offset by increased interest rates also associated with our bankruptcy filing and the write-off of loan fees of $1.4 million in the first quarter of 2004.
In the first quarter of 2005, the Company recorded tax expense of $3.2 million on a pre-tax net loss of $13.4 million. The income tax expense in the first quarter of 2005 was mainly comprised of state tax expense on our domestic operations and tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.
Material Changes in Financial Condition, Liquidity and Capital Resources
Through the first quarter of 2005, net cash used in operations totaled $4.7 million compared to net cash provided by operations of $3.9 million for the same period in 2004. Depreciation and amortization expense for the three months ended March 31, 2005 and 2004, excluding depreciation expense related to our discontinued operations, was $11.2 million and $12.4 million, respectively. For the three months ended March 31, 2005, after adjusting for the effect of exchange rates, accounts receivable increased by $2.5 million due to increased sales, inventory increased by $5.9 million, accounts payable increased by $0.8 million and accrued other liabilities increased $6.1 million.
Cash and cash equivalents at March 31, 2005 were $14.3 million, as compared to $11.2 million at December 31, 2004.

On September 29, 2004 we filed our bankruptcy proceedings. As a result of our filing, we are no longer able to borrow under our bank revolving credit facility. For a description of our debt arrangements following our bankruptcy filing, see Note 7, Short-term Lines of Credit, and Note 8, Debt, of our Notes to Interim Condensed Consolidated Financial Statements (Unaudited) included in this report. On October 1, 2004, we received a written notice from The NASDAQ Stock Market (“Nasdaq”) that our shares of common stock would be delisted at the opening of business on October 12, 2004 in accordance with Marketplace Rule 4815(a), based on Nasdaq’s determination that we did not comply with the continued listing requirements under Marketplace Rules 4300 and 4450(f). Since October 12, 2004, our common stock, $0.10 par value, has been traded on the Pink Sheets under the symbol “INMTQ” and had a closing price of $0.05 on August 5, 2005. On August 5, 2005, there were approximately 459 record holders of our common stock.
Critical Accounting Policies and Use of Estimates
Our interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate estimates used in the preparation of our financial statements on a continual basis. Actual results may differ from the estimates. Our critical accounting policies, and our methods and policies used to establish estimates and assumptions, previously disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004, and have not changed.
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
Other than the continued volatility in the cost of scrap steel, there has been no material change to our exposures to market risk since December 31, 2004.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them and our management to information that is required to be included in our periodic SEC reports and filings. We have reached this conclusion because of the material weakness in internal control over financial reporting described below.
Except as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
INTERMET Corporation received a Notice of Violation from the Illinois EPA dated March 11, 2005 alleging that prior releases of contaminants to the soil and groundwater at the former Havana Foundry violated various Illinois environmental statutes and regulations. A proposed Compliance Commitment Agreement has been sent to Illinois EPA in which Wagner-Havana, Inc. has proposed to address the allegations contained in the Notice of Violation by continuing remediation activity at the site as provided in the Illinois Site Remediation Program. The company expects that Illinois EPA will accept the Compliance Commitment Agreement.
INTERMET Corporation received a Notice of Violation from the Illinois EPA dated April 20, 2005 alleging that releases of unspecified contaminants to the soil and groundwater at the Decatur Foundry violated various Illinois environmental statutes and regulations. A proposed Compliance Commitment Agreement has been sent to Illinois EPA in which Wagner Castings Company has proposed to continue remediation activity at the site as provided in the Illinois Site Remediation Program. To date, Illinois EPA has not responded to Wagner Castings’ proposed Compliance Commitment Agreement.
See Note 10, Commitments and Contingencies, incorporated herein by reference, for a description of other environmental matters, including environmental matters relating to our Radford Foundry.
There have been no other material changes in matters reported in the Form 10-K for the year ended December 31, 2004.
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
Item 2. Changes in Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
See Note 8, Debt, incorporated herein by reference, for a description of defaults under various credit agreements triggered by the voluntary bankruptcy petitions on September 29, 2004.
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

INTERMET	Corporation

By:	/s/ Robert E. Belts

Robert E. Belts
Vice President of Finance and Chief Financial Officer
Date:	August 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002