Form 10-Q
period 2005-06-30
INTERMET CORP
filed 2005-08-15
CIK 745287

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005, or

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

Part I – Financial Information
Item 1. Financial Statements
INTERMET Corporation
Interim Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Unaudited)
	(in thousands of dollars, except per share data)
Net sales	$215,892	$217,185	$450,382	$427,831
Cost of sales	204,487	204,473	425,632	401,629

Gross profit	11,405	12,712	24,750	26,202
Selling, general and administrative expenses	10,996	10,778	22,997	21,501
Reorganization charges	9,483	—	17,683	—
Restructuring and impairment charges	1,530	1,165	2,932	1,165

Operating (loss) profit	(10,604)	769	(18,862)	3,536
Other expense:
Interest expense, net	5,846	7,991	11,289	17,193
Other expense (income), net	874	146	525	(445)

	6,720	8,137	11,814	16,748

(Loss) income from continuing operations before income taxes	(17,324)	(7,368)	(30,676)	(13,212)
Income tax (expense) benefit	(1,891)	2,169	(5,138)	872

(Loss) income from continuing operations	(19,215)	(5,199)	(35,814)	(12,340)
(Loss) income from discontinued operations, net of tax	(593)	(1,255)	(984)	(1,967)

Net loss	($19,808)	($6,454)	($36,798)	($14,307)

Net (loss) income per common share:
Basic and diluted:
(Loss) income from continuing operations	($0.75)	($0.20)	($1.40)	($0.48)
(Loss) income from discontinued operations, net of tax	(0.02)	(0.05)	(0.04)	(0.08)

Net loss per share — basic and diluted	($0.77)	($0.25)	($1.44)	($0.56)

Dividends declared per common share	$0.00	$0.04	$0.00	$0.04
Weighted average shares outstanding:
Basic	25,665	25,599	25,665	25,597
Diluted	25,665	25,599	25,665	25,597
See accompanying notes.

INTERMET Corporation
Interim Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Unaudited)
	(in thousands of dollars)
Net loss	($19,808)	($6,454)	($36,798)	($14,307)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,966)	(419)	(10,350)	(2,803)

	(5,966)	(419)	(10,350)	(2,803)

Total comprehensive (loss) income	($25,774)	($6,873)	($47,148)	($17,110)

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$10,759	$11,239
Accounts receivable:
Trade, less allowance of $6,434 in 2005 and $9,560 in 2004	120,957	108,932
Other	5,396	5,593

	126,353	114,525
Inventories	77,440	71,527
Other current assets	8,938	11,410
Assets held for sale	1,794	1,837

Total current assets	225,284	210,538
Property, plant and equipment, net	249,986	276,243
Other non-current assets	19,840	26,042

Total assets	$495,110	$512,823

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,757	$29,969
Accrued liabilities	67,637	61,830
Current portion of retirement benefits	11,085	11,855
Short-term lines of credit	39,386	15,975
Long-term debt due within one year	170,918	168,180

Total current liabilities	315,783	287,809
Liabilities subject to compromise	250,233	250,464
Non-current liabilities:
Long-term debt due after one year	2,152	4,055
Retirement benefits	74,966	70,982
Other non-current liabilities	7,779	8,168

Total non-current liabilities	84,897	83,205
Shareholders’ deficit:
Common stock	2,606	2,606
Capital in excess of par value	57,276	57,276
Retained deficit	(203,052)	(166,254)
Accumulated other comprehensive loss	(12,442)	(2,092)
Unearned restricted stock	(191)	(191)

Total shareholders’ deficit	(155,803)	(108,655)

Total liabilities and shareholders’ deficit	$495,110	$512,823

See accompanying notes.

INTERMET Corporation
Interim Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)
	(in thousands of dollars)
OPERATING ACTIVITIES:
Loss from continuing operations	($35,814)	($12,340)
Adjustments to reconcile loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	21,736	25,309
Amortization of debt discount and issuance costs	1,914	2,135
Restructuring and impairment charges	2,932	1,165
Loss on disposal of property, plant and equipment	918	—
Change in operating assets and liabilities:
Accounts receivable	(15,932)	(18,935)
Inventories	(10,197)	2,280
Accounts payable and current liabilities	6,084	4,475
Other assets and liabilities	7,326	(9,653)

Net cash used in continuing operating activities	(21,033)	(5,564)
Net cash (used in) provided by discontinued operations	(674)	223

Net cash used in by operating activities	(21,707)	(5,341)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,494)	(12,547)
Proceeds from sale of property, plant and equipment	3,385	379

Net cash used in investing activities	(4,109)	(12,168)
FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit	1,437	(49,424)
Proceeds from term loan	—	120,000
Proceeds from debtor-in-possession facility	26,700	—
Repayment of term loan and other debts	(1,496)	(2,661)
Funding of restricted cash	—	(35,819)
Payments of debt issuance costs	—	(3,359)
Dividends paid	—	(2,051)
Issuance of common stock	—	13

Net cash provided by financing activities	26,641	26,699
Effect of exchange rate changes on cash and cash equivalents	(1,305)	(880)

Net increase (decrease) in cash and cash equivalents	(480)	8,310
Cash and cash equivalents at beginning of period	11,239	1,035

Cash and cash equivalents at end of period	$10,759	$9,345

See accompanying notes.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of INTERMET Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(in thousands of dollars, except per share data)
Net loss, as reported	($19,808)	($6,454)	($36,798)	($14,307)
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(153)	(267)	(319)	(503)

Pro forma net loss	($19,961)	($6,721)	($37,117)	($14,810)

Loss per share – basic and diluted:
As reported	($0.77)	($0.25)	($1.44)	($0.56)
Pro forma	($0.78)	($0.26)	($1.45)	($0.58)
2. Balance Sheet Details
Inventories
The components of inventories are as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finished goods	$22,739	$24,123
Work in process	9,422	9,751
Raw materials	20,299	11,947
Supplies and patterns	24,980	25,706

Total inventories	$77,440	$71,527

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
2. Balance Sheet Details (continued)
Property, Plant and Equipment, Net
The components of net property, plant and equipment are as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Land	$5,817	$6,066
Buildings and improvements	134,817	138,459
Machinery and equipment	532,293	549,705
Construction in progress	11,242	22,695

Property, plant and equipment, at cost	684,169	716,925
Less: Accumulated depreciation	434,183	440,682

Property, plant and equipment, net	$249,986	$276,243

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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
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
On June 24, 2005, we filed our Plan of Reorganization with the Bankruptcy Court. On June 27, 2005, INTERMET filed a Disclosure Statement with the Bankruptcy Court in connection with our proposed Plans of Reorganization. On June 27, 2005, we filed a copy of the Plan of Reorganization with the Securities and Exchange Commission on a Form 8-K and on June 28, 2005, we filed a copy of the Disclosure Statement with the Securities and Exchange Commission on a Form 8-K. On August 12, 2005, we filed an Amended Plan of Reorganization and related Amended Disclosure Statement with the Bankruptcy Court, and the Bankruptcy Court approved the Amended Disclosure Statement and related solicitation and balloting procedures the same day. The Bankruptcy Court has set September 26, 2005 as the date the confirmation hearing with respect to the Amended Plan of Reorganization is scheduled to begin. See Note 16, Subsequent Events, for further details.
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
The amounts of the various liabilities that are subject to compromise are set forth below (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Senior notes payable	$177,000	$177,000
Accounts payable	62,600	64,192
Interest payable	5,000	5,000
Other accrued liabilities	5,633	4,272

Subtotal	250,233	250,464
Intercompany payables to affiliates	173,985	197,547

Total liabilities subject to compromise	$424,218	$448,011

Changes in the “Intercompany payables to affiliates” balances are primarily due to foreign currency exchange fluctuations.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Statements of Operations
(in thousands of dollars)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net sales	$159,661	$337,038
Cost of sales	156,447	327,515

Gross profit	3,214	9,523
Operating expenses:
Selling, general and administrative	7,251	15,474
Management fee income from non-Debtors	(217)	(435)
Reorganization charges	9,483	17,683
Restructuring and impairment charges	1,530	2,932

Total operating expenses	18,047	35,654

Operating loss	(14,833)	(26,131)
Other expenses (income):
Interest expense, net	5,858	7,035
Other expense, net	928	606

Net total other expenses	6,786	7,641

Loss from continuing operations before income taxes and equity income of non-Debtor subsidiaries	(21,619)	(33,772)
Income tax expense	478	911

Loss from continuing operations before equity loss of non-Debtor subsidiaries	(22,097)	(34,683)
Equity income (loss) from continuing operations of non-Debtor subsidiaries	2,882	(1,131)

Loss from continuing operations	(19,215)	(35,814)
Loss from discontinued operations, net of tax	(593)	(984)

Net loss	($19,808)	($36,798)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Balance Sheet
(in thousands of dollars)

	As of	As of
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,975	$1,729
Accounts receivable, net	89,385	78,454
Accounts receivable, non-Debtors	68,809	68,897
Inventories	55,156	45,856
Other current assets	8,377	10,757
Assets held for sale	1,794	1,837

Total current assets	225,496	207,530

Property, plant and equipment, net	183,433	199,378
Investment in non-Debtors	53,641	69,399
Loan receivable from non-Debtors	139,711	154,821
Other noncurrent assets	13,365	19,167

Total noncurrent assets	390,150	442,765

Total assets	$615,646	$650,295

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,723	$9,877
Accounts payable, non-Debtors	(7)	(3)
Other accrued liabilities	60,993	61,861
Short-term lines of credit	29,700	3,000
Long-term debt due within one year	167,598	163,585

Total current liabilities	271,007	238,320
Liabilities subject to compromise	424,218	448,011
Noncurrent liabilities:
Retirement benefits	74,966	70,982
Deferred income tax liabilities	(2,781)	(2,781)
Other noncurrent liabilities	4,039	4,418

Total noncurrent liabilities	76,224	72,619
Shareholders’ deficit	(155,803)	(108,655)

Total liabilities and shareholders’ deficit	$615,646	$650,295

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
3. Voluntary Reorganization under Chapter 11 and Administration (continued)
Debtors’ Condensed Consolidated Statement of Cash Flows
(in thousands of dollars)

Six Months
Ended
June 30,
2005
Cash used in operating activities	($28,940)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,624)
Proceeds from sale of property, plant and equipment	3,385

Cash used in investing activities	(1,239)
FINANCING ACTIVITIES:
Net increase in revolving credit facility	3,270
Proceeds from debtor-in-possession facility	26,700
Net increase in other debts	455

Cash provided by financing activities	30,425
Effect of foreign currency exchange rate changes	—

Net increase in cash and cash equivalents	246
Cash and cash equivalents at beginning of year	1,729

Cash and cash equivalents at end of year	$1,975

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
June 30, 2005 (Unaudited)
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
As a result of this decision, we recorded an $11.6 million pre-tax restructuring and impairment charge during the second quarter of 2003. The charge included a write-down of $9.9 million to reduce the capital assets and inventories to their fair values, $1.4 million for employee severance and related contractually guaranteed benefit costs, and $0.3 million for employee pension costs. In the fourth quarter of 2003, we accrued for an additional $0.1 million for employee severance costs. The accruals for the employee severance and benefit costs are included in “Accrued liabilities” in the accompanying balance sheet at June 30, 2005. No material additional restructuring charge was recorded in the first six months of 2005.
In addition, we recorded pre-tax gains of $1.3 million and $0.7 million on the reduction of postretirement benefit obligations when the employees were terminated in the third and fourth quarter of 2003, respectively. By December 2003, the Radford Foundry was closed and substantially all of the employees were terminated. At June 30, 2005, we had $2.2 million accrued for environmental remediation at the Radford Foundry. See additional discussion in Note 10, Commitments and Contingencies. The after-tax results of operations of the Radford Foundry for all periods presented have been reported as “Loss from discontinued operations, net of tax” in the accompanying statements of operations.
Activities relating to the restructuring charges and liabilities arising from to the Radford Foundry closure are as follows (in thousands of dollars):

	Impairment	Write-	Employee	Employee
	of	down of	Termination	Postretirement
	fixed assets	inventory	Benefits	Benefits	Other	Total
Initial charge in second quarter of 2003	$7,554	$2,351	$1,336	$301	$50	$11,592
Additional charge	—	—	138	—	—	138
Noncash charges	(7,554)	(2,351)	—	(301)	—	(10,206)
Reduction of post-retirement obligations	—	—	—	(1,997)	—	(1,997)
Noncash credit	—	—	—	1,997	—	1,997
Cash payments	—	—	(920)	—	(50)	(970)

Balance at December 31, 2003	—	—	554	—	—	554
Additional charge	—	120	35	—	—	155
Noncash charge	—	(120)	—	—	—	(120)
Cash payments	—	—	(473)	—	—	(473)

Balance at December 31, 2004	—	—	116	—	—	116
Cash payments	—	—	(25)	—	—	(25)

Balance at June 30, 2005	$—	$—	$91	$—	$—	$91

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
5. Discontinued Operations (continued)
Major classes of assets and liabilities of the Radford Foundry are as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Accounts receivable	$—	$56
Property, plant and equipment, net	440	440

Total assets	$440	$496

Accrued liabilities	$1,119	$1,062
Retirement benefits	2,684	2,439
Other non-current liabilities	1,989	2,039

Total liabilities	$5,792	$5,540

The results of operations of the Radford Foundry are summarized as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Sales	$—	($142)	$—	$33
Cost of sales	593	1,083	974	1,949

Gross loss	(593)	(1,225)	(974)	(1,916)
Expenses	—	30	10	51

Loss before income taxes	(593)	(1,255)	(984)	(1,967)
Income tax benefit	—	—	—	—

(Loss) income from discontinued operation, net of tax	($593)	($1,255)	($984)	($1,967)

No corporate interest expense was allocated to Frisby or Radford Foundry for the three months and six months ended June 30, 2005 and 2004.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
6. Restructuring and Impairment Charges (continued)
Decatur Closure
On March 29, 2005, we announced a plan to close our Decatur Foundry located in Decatur, Illinois during the fourth quarter of 2005, in order to improve our capacity utilization. The Decatur Foundry manufactures and machines ductile iron components for the automotive industry, and has approximately 70 salaried and 245 hourly employees. Production will be transferred to other INTERMET facilities during the third quarter of 2005. We recognized asset impairment charges of $10.9 million in the third quarter of 2004 to reduce capital assets to their fair values. In the first quarter of 2005, we recognized a write-down of $1.4 million to reduce inventories to their fair values and in the second quarter of 2005 and we recognized a pension curtailment expense of $1.6 million. The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments, to our Consolidated Financial Statements. The Decatur Foundry had revenues of $64.9 million and $72.0 million, and net loss of $20.4 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively.
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
During the second quarter of 2005, we initiated the process of selling assets related to the Columbus Machining Plant with a carrying value of $1.8 million. We expect the sale to be completed within one year. The carrying value of the assets held for sale is separately presented in the “Assets held for sale” caption in the accompanying balance sheets.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
6. Restructuring and Impairment Charges (continued)
Havana Plant Closure
In December 2003, we decided to close our ductile iron foundry in Havana, Illinois, in order to improve our capacity utilization. The Havana Foundry manufactured ductile iron components for the automotive industry, and had approximately 33 salaried and 141 hourly employees. The plant closure was completed in June, 2004. We recognized a $1.2 million and $0.5 million pre-tax charge during the second and third quarter of 2004, respectively, due to the closing. This charge is included in the “Restructuring and impairment charges” in the accompanying statements of operations and is in addition to the $8.5 million and $4.9 million charges detailed below.
Due to the announced closing, we recorded an $8.5 million pretax charge during the fourth quarter of 2003. The amount included a write-down of $8.0 million to reduce the capital assets and inventories to their fair values and $0.5 million for employee severance and related contractually guaranteed benefit costs. During the second quarter of 2004, we recorded a $1.2 million pre-tax charge which included $1.1 million for facility closure costs and costs of product testing and validation required to transfer production of products to our other facilities, and $0.1 million for employee separation costs. During the third quarter of 2004, we recorded another $0.5 million restructuring charge related to facility closure costs as well as product testing and validation costs. The remaining accruals for the employee severance and benefit costs of $0.1 million were reversed in the second quarter of 2005. These charges and reversals are included in “Restructuring and impairment charges” in the accompanying statements of operations.
The facility is included in the Ferrous Metals segment in Note 13, Reporting for Business Segments. The Havana Foundry had revenues of $11.5 million and $25.7 million and net losses of $9.3 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively.
7. Short-term Lines of Credit
Columbus Neunkirchen Foundry GmbH, our wholly owned European subsidiary, has various revolving lines of credit which are payable upon demand. These credit lines provide for borrowings up to Euro 4.5 million (approximately $5.4 million) at June 30, 2005. There were no outstanding borrowings under these agreements as of June 30, 2005.
Portcast Fundicao Nodular, SA, our wholly-owned foreign subsidiary, has various lines of credit for up to Euro 15.4 million (approximately $18.7 million). There was approximately $9.7 million outstanding under these credit lines as of June 30, 2005. Annual interest accrues at various rates from approximately 3% to 4% and is payable monthly.
On October 22, 2004, we entered into a $60.0 million debtor-in-possession credit facility, as amended through June 24, 2005 (the “DIP Facility”), to supplement our liquidity and fund operations during our bankruptcy proceedings. Available borrowings under the DIP Facility are determined based on a budget that is subject to approval by the collateral and administrative agents, and are subject to a borrowing base calculated as a percentage of our accounts receivable, inventory and fixed assets, less reserves and fees. Interest on borrowings made under the DIP Facility is a base rate plus 2.0% per annum or a Eurodollar rate plus 3.0% per annum. Principal repayments are made on a daily basis from our cash collections. Borrowings under the DIP Facility are secured by a first priority lien on substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The maturity date of the DIP Facility is the earlier of October 21, 2005 or the dates of certain accelerating events. In addition, the DIP Facility requires us to maintain certain financial covenants. The key financial covenants are limitations on capital expenditures and requirements that we achieve certain minimum consolidated EBITDA thresholds. At June 30, 2005, we were in compliance with all debt covenants under our DIP Facility. As a result of entering into the DIP Facility, we incurred $1.8 million of debt issuance costs in October 2004 which were deferred as “Other non-current assets” in the balance sheet. As of June 30, 2005 the balance outstanding under the DIP Facility was $29.7 million. The interest rate on the $29.7 million balance was 8.2%. The issuance of letters of credit also reduces the amount we have available under the DIP Facility. As of June 30, 2005, we had $10.8 million in letters of credit outstanding under the DIP Facility.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
8. Debt
Long-term debt consists of the following (in thousands of dollars):

	June 30,	December 31,
	2005	2004
INTERMET:
Revolving credit facility	$46,931	$43,661
Term loan	120,607	119,708
Domestic subsidiaries:
Capitalized leases	61	504
Foreign subsidiaries:
Bank term note	3,892	5,890
Capitalized leases	1,579	2,472

Total	173,070	172,235
Less: Long-term debt due within one year	170,918	168,180

Long-term debt due after one year	$2,152	$4,055

Due to the bankruptcy proceedings, unsecured pre-petition long-term debt has been reclassified to “Liabilities subject to compromise” in the June 30, 2005 and December 31, 2004 consolidated balance sheets. The following is the long-term debt included in liabilities subject to compromise (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Senior notes	$175,000	$175,000
Industrial development bonds	2,000	2,000

Total debt included in liabilities subject to compromise	$177,000	$177,000

Bank Credit Agreement
On January 8, 2004, we refinanced our then-existing bank credit agreement by entering into a First Amended and Restated Credit Agreement, subsequently amended through June 24, 2005 (“Bank Credit Agreement”), which provided for a $90.0 million revolving credit line and a $120.0 million term loan. The Bank Credit Agreement is secured by substantially all of our domestic assets and a pledge of 65% of the stock of our foreign subsidiaries. The $90.0 million revolving credit portion has a maturity date of January 8, 2009, and the $120 million term loan has a maturity date of January 8, 2010. During 2004, principal payments of $0.6 million had been made towards the term loan before the filing of our bankruptcy proceedings. Due to the filing of our bankruptcy proceedings, we are in default under the Bank Credit Agreement. As a result, effective September 30, 2004 pricing on the revolving loan and term loan were modified to a floating rate. The annual interest rates as of June 30, 2005 were 7.5% for the revolving credit line and 8.0% for the term loan. Interest is payable monthly on both loans. In addition, and also effective as of September 30, 2004, we are required to accrue additional interest at an annual rate of 1.5%, which is added monthly to the outstanding loan balances for both the revolver and term loan.
In addition to borrowings under the $90.0 million credit line, we also had standby letters of credit outstanding totaling $21.5 million as of June 30, 2005. These letters of credit are used to guarantee the payment or performance of various obligations that we have, such as workers compensation and environmental remediation. These letters of credit are issued with one year maturity dates and re-issued for an additional year upon each maturity date. Any draws under the letters of credit increase the bank revolver balance and have a corresponding decrease in the outstanding letter of credit amounts.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
8. Debt (continued)
Both the term loan and the revolver have covenants that require us to maintain certain financial ratios, place restrictions on the amount that we can pay in dividends, as well as impose other covenants and restrictions. Since September 30, 2004, we were not in compliance with these covenants and the outstanding balances were included in “Long-term debt due within one year” in the consolidated balance sheet. As a result of entering into the Bank Credit Agreement, we incurred debt issuance costs during the first quarter and second quarter of 2004 of $2.4 million and $1.0 million, respectively. These costs are deferred and included in “Other non-current assets” in the accompanying balance sheet as of June 30, 2005 and December 31, 2004. In addition, capitalized debt issuance costs of $1.4 million related to our previous bank financing were written off in January 2004. In connection with the Plan of Reorganization, which contemplates repayment of the Bank Credit Agreement in October 2005, $1.7 million of debt issuance costs were written off in June 2005.
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
Senior Notes
On June 13, 2002, we completed an unsecured senior note offering of $175.0 million (the “Senior Notes”). The Senior Notes bear a fixed rate of interest of 9.75% and mature on June 15, 2009. The net proceeds of the Senior Note offering were used to pay the remaining balance on a then-existing bank term loan and for working capital purposes. Debt issuance costs of $5.9 million were capitalized in connection with the note offering and were included in “Other noncurrent assets” in the accompanying balance sheet and were being amortized over seven years. In September 2004, the remaining $4.0 million of capitalized debt issuance costs were written off. Interest on the Senior Notes is due each June 15 and December 15. The Senior Notes are unsecured and rank equally with all of our existing and future unsecured senior debt. We are in default under the Senior Notes and the balance due together with interest has been classified as “Liabilities subject to compromise” in the consolidated balance sheets. See Note 9, Supplemental Condensed Consolidating Financial Information, for additional information regarding the Senior Notes. Due to our Chapter 11 filing, interest that was due on December 15, 2004 and June 15, 2005 was not paid.
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
Lynchburg Foundry Company Revenue Bonds
Under the terms of an unsecured bond indenture, Lynchburg Foundry Company, our wholly-owned subsidiary, is required to make partial redemption of certain industrial development revenue bonds on an annual basis through June 2006. The redemption amount is $0.4 million per year, with a final payment at maturity of $1.7 million. The balance outstanding as of June 30, 2005 was $2.0 million. Lynchburg Foundry Company is in default of its obligations under these bonds. No letters of credit have been issued to secure payment of these bonds and they are otherwise unsecured. The bonds are subject to optional redemption prior to maturity and bear interest at an annual rate of 7.0%. Interest is paid semi-annually, however, the interest payments that were due in December 2004 and June 2005 were not paid due to the Chapter 11 filing. The outstanding balance together with interest has been classified as “Liabilities subject to compromise” in the accompanying consolidated balance sheets.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
8. Debt (continued)
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
Maturities of long-term debt at June 30, 2005 and for each twelve-month period thereafter are as follows (in thousands of dollars):

Twelve-month period ending:
June 30, 2006	$170,918
June 30, 2007	1,243
June 30, 2008	605
June 30, 2009	304
Thereafter	—

$173,070

During our bankruptcy proceedings, we have not been paying interest on unsecured pre-petition obligations and as of the date of filing of the bankruptcy proceedings we ceased accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Interest expense not accrued or recorded on unsecured pre-petition debt totaled $12.9 million at June 30, 2005.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information
On June 13, 2002, we issued $175.0 million of senior notes, which will mature in 2009 (the “Senior Notes”). The Senior Notes are guaranteed by certain of our wholly-owned domestic subsidiaries (“Combined Guarantor Subsidiaries”). The guarantees are unconditional and joint and several. The Senior Notes are effectively subordinated to the secured debt of INTERMET Corporation (“Parent”). Restrictions contained in the indenture covering the Senior Notes include, but are not limited to, restrictions on incurring additional secured debt, repurchasing our capital stock, disposing assets, engaging in affiliate transactions and transferring assets. As of June 30, 2005, the Parent and the Combined Guarantor Subsidiaries had $197.3 million of secured debt outstanding and $19.5 million of unused commitments, net of outstanding letters of credit, under our credit facility. The secured debt of the Parent is also guaranteed by each of the Combined Guarantor Subsidiaries.
Certain of our domestic subsidiaries (Intermet International, Inc., Intermet Holding Company, Transnational Indemnity Company, and Western Capital Corporation) and all of our foreign subsidiaries are not guarantors of the Senior Notes (“Combined Non-Guarantor Subsidiaries”). The Combined Non-Guarantor Subsidiaries had $15.2 million of debt outstanding as of June 30, 2005.
Presented below are summarized condensed consolidating financial information for the Parent, the Combined Guarantor Subsidiaries, the Combined Non-Guarantor Subsidiaries and INTERMET on a consolidated basis as of June 30, 2005 and December 31, 2004, and for the three months and six months ended June 30, 2005 and 2004.
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

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Three Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$163,987	$56,231	($4,326)	$215,892
Cost of sales	—	160,503	48,040	(4,056)	204,487

Gross profit	—	3,484	8,191	(270)	11,405
Selling, general and administrative expenses	1,616	5,689	3,961	(270)	10,996
Reorganization charges	9,483	—	—	—	9,483
Restructuring and impairment charges	—	1,530	—	—	1,530

Operating (loss) profit	(11,099)	(3,735)	4,230	—	(10,604)
Other (income) expenses, net:
Interest expense, net	1,912	3,463	471	—	5,846
Other (income) expense, net	(23)	948	(51)	—	874

(Loss) income from continuing operations before income taxes	(12,988)	(8,146)	3,810	—	(17,324)
Income tax expense (benefit)	(257)	735	1,413	—	1,891

(Loss) income from continuing operations	(12,731)	(8,881)	2,397	—	(19,215)
Loss from discontinued operations, net of tax	—	(593)	—	—	(593)
Equity in net income (loss) of subsidiaries	(7,077)	2,397	—	4,680	—

Net (loss) income	($19,808)	($7,077)	$2,397	$4,680	($19,808)

	Three Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$176,350	$44,112	($3,277)	$217,185
Cost of sales	—	169,939	37,811	(3,277)	204,473

Gross profit	—	6,411	6,301	—	12,712
Selling, general and administrative expenses	2,092	5,210	3,476	—	10,778
Restructuring and impairment charges	—	1,165	—	—	1,165

Operating (loss) profit	(2,092)	36	2,825	—	769
Other (income) expenses, net:
Interest expense, net	5,335	2,301	355	—	7,991
Other (income) expense, net	(147)	50	243	—	146

(Loss) income from continuing operations before income taxes	(7,280)	(2,315)	2,227	—	(7,368)
Income tax benefit (expense)	2,343	(139)	(35)	—	2,169

(Loss) income from continuing operations	(4,937)	(2,454)	2,192	—	(5,199)
Loss from discontinued operations, net of tax	—	(1,255)	—	—	(1,255)
Equity in net income (loss) of subsidiaries	(1,517)	2,192	—	(675)	—

Net (loss) income	($6,454)	($1,517)	$2,192	$(675)	($6,454)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$345,847	$113,344	($8,809)	$450,382
Cost of sales	—	335,885	98,117	(8,370)	425,632

Gross profit	—	9,962	15,227	(439)	24,750
Selling, general and administrative expenses	3,114	12,364	7,958	(439)	22,997
Reorganization charges	17,683	—	—	—	17,683
Restructuring and impairment charges	—	2,932	—	—	2,932

Operating (loss) profit	(20,797)	(5,334)	7,269	—	(18,862)
Other (income) expenses, net:
Interest expense, net	4,086	6,480	723	—	11,289
Other (income) expense , net	(164)	769	(80)	—	525

(Loss) income from continuing operations before income taxes	(24,719)	(12,583)	6,626	—	(30,676)
Income tax expense (benefit)	(196)	1,107	4,227	—	5,138

(Loss) income from continuing operations	(24,523)	(13,690)	2,399	—	(35,814)
Loss from discontinued operations, net of tax	—	(984)	—	—	(984)
Equity in net income (loss) of subsidiaries	(12,275)	2,399	—	9,876	—

Net (loss) income	($36,798)	($12,275)	$2,399	$9,876	($36,798)

	Six Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
INCOME STATEMENT DATA
Net sales	$—	$347,513	$86,564	($6,246)	$427,831
Cost of sales	—	334,472	73,403	(6,246)	401,629

Gross profit	—	13,041	13,161	—	26,202
Selling, general and administrative expenses	3,595	11,024	6,882	—	21,501
Restructuring and impairment charges	—	1,165	—	—	1,165

Operating (loss) profit	(3,595)	852	6,279	—	3,536
Other (income) expenses, net:
Interest expense, net	11,617	4,790	786	—	17,193
Other income, net	(344)	(94)	(7)	—	(445)

(Loss) income from continuing operations before income taxes	(14,868)	(3,844)	5,500	—	(13,212)
Income tax benefit (expense)	2,072	(324)	(876)	—	872

(Loss) income from continuing operations	(12,796)	(4,168)	4,624	—	(12,340)
Loss from discontinued operations, net of tax	—	(1,967)	—	—	(1,967)
Equity in net income (loss) of subsidiaries	(1,511)	4,624	—	(3,113)	—

Net (loss) income	($14,307)	($1,511)	$4,624	$(3,113)	($14,307)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	As of June 30, 2005
			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA ASSETS
Current assets:
Cash and cash equivalents	$1,948	$27	$8,784	$—	$10,759
Accounts receivable, net	731	88,669	36,953	—	126,353
Inventories	—	55,214	22,285	(59)	77,440
Other current assets	5,982	4,623	564	(2,231)	8,938
Assets held for sale	—	1,794	—	—	1,794

Total current assets	8,661	150,327	68,586	(2,290)	225,284
Other assets:
Property, plant and equipment, net	3,673	178,919	66,553	841	249,986
Other non-current assets	8,082	6,095	6,471	(808)	19,840
Intercompany , net	(49,615)	77,614	(31,757)	3,758	—
Investments in subsidiaries	285,596	56,474	—	(342,070)	—

Total assets	$256,397	$469,429	$109,853	($340,569)	$495,110

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,118	$11,670	$13,969	$—	$26,757
Accrued liabilities	22,143	38,791	17,730	58	78,722
Short-term lines of credit	29,700	—	9,686	—	39,386
Long-term debt due within one year	167,538	60	3,320	—	170,918

Total current liabilities	220,499	50,521	44,705	58	315,783
Liabilities subject to compromise	187,855	62,378	—	—	250,233
Non-current liabilities
Long-term debt due after one year	—	—	2,152	—	2,152
Retirement benefits	3,245	71,721	—	—	74,966
Other non-current liabilities	601	656	6,522	—	7,779

Total non-current liabilities	3,846	72,377	8,674	—	84,897
Shareholders’ equity (deficit)	(155,803)	284,153	56,474	(340,627)	(155,803)

Total liabilities and shareholders’ equity (deficit)	$256,397	$469,429	$109,853	($340,569)	$495,110

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	As of December 31, 2004
			Combined
		Combined Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
BALANCE SHEET DATA ASSETS
Current assets:
Cash and cash equivalents	$1,477	$252	$9,510	$—	$11,239
Accounts receivable, net	654	77,806	36,065	—	114,525
Inventories	—	45,915	25,671	(59)	71,527
Other current assets	6,812	6,175	654	(2,231)	11,410
Other current assets	—	1,837	—	—	1,837

Total current assets	8,943	131,985	71,900	(2,290)	210,538
Non-current assets:
Property, plant and equipment, net	8,738	189,781	76,865	859	276,243
Other non-current assets	13,853	10,881	2,116	(808)	26,042
Intercompany , net	(50,741)	78,189	(31,210)	3,762	—
Investments in subsidiaries	291,505	64,426	—	(355,931)	—

Total assets	$272,298	$475,262	$119,671	($354,408)	$512,823

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,986	$7,958	$20,025	$—	$29,969
Accrued liabilities	20,392	41,123	12,112	58	73,685
Short-term lines of credit	3,000	—	12,975	—	15,975
Long-term debt due within one year	163,369	504	4,307	—	168,180

Total current liabilities	188,747	49,585	49,419	58	287,809
Liabilities subject to compromise	186,820	63,644	—	—	250,464
Non-current liabilities
Long-term debt due after one year	—	—	4,055	—	4,055
Retirement benefits	4,786	66,196	—	—	70,982
Other non-current liabilities	600	5,795	1,773	—	8,168

Total non-current liabilities	5,386	71,991	5,828	—	83,205
Shareholders’ equity (deficit)	(108,655)	290,042	64,424	(354,466)	(108,655)

Total liabilities and shareholders’ equity (deficit)	$272,298	$475,262	$119,671	($354,408)	$512,823

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
9. Supplemental Condensed Consolidating Financial Information (continued)

	Six Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($29,740)	$1,154	$7,233	$—	($21,353)
Cash used in discontinued operations	—	(354)	—	—	(354)

Net cash (used in) provided by operating activities	(29,740)	800	7,233	—	(21,707)
Investing activities:
Additions to property, plant and equipment	(657)	(3,967)	(2,870)	—	(7,494)
Proceeds from sale of property, plant and equipment	—	3,385	—	—	3,385

Net cash used in investing activities	(657)	(582)	(2,870)	—	(4,109)
Financing activities:
Net (decrease) increase in lines of credit	3,270	—	(1,833)	—	1,437
Proceeds from debtor-in-possession facility	26,700	—	—	—	26,700
Proceeds from (repayment of) other debts	898	(443)	(1,951)	—	(1,496)

Net cash provided by (used in) financing activities	30,868	(443)	(3,784)	—	26,641
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,305)	—	(1,305)

Net increase (decrease) in cash and cash equivalents	$471	($225)	($726)	$—	($480)

	Six Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands of dollars)
CASH FLOW DATA
Cash (used in) provided by continuing operating activities	($23,722)	$9,746	$8,412	$—	($5,564)
Cash provided by discontinued operations	—	223	—	—	223

Net cash (used in) provided by operating activities	(23,722)	9,969	8,412	—	(5,341)
Investing activities:
Additions to property, plant and equipment	(1,196)	(8,884)	(2,467)	—	(12,547)
Proceeds from sale of property, plant and equipment	300	79	—	—	379

Net cash used in investing activities	(896)	(8,805)	(2,467)	—	(12,168)
Financing activities:
Net decrease in revolving credit facility	(49,000)	—	(424)	—	(49,424)
Proceeds from term loan	120,000	—	—	—	120,000
Repayment of other debts	(600)	(1,087)	(974)	—	(2,661)
Funding of restricted cash	(35,819)	—	—	—	(35,819)
Payment of debt issuance costs	(3,359)	—	—	—	(3,359)
Dividends paid	(2,051)	—	—	—	(2,051)
Issuance of common stock	13	—	—	—	13

Net cash (used in) provided by financing activities	29,184	(1,087)	(1,398)	—	26,699
Effect of exchange rate changes on cash and cash equivalents	—	—	(880)	—	(880)

Net increase in cash and cash equivalents	$4,566	$77	$3,667	$—	$8,310

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
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
We also have current and former operating entities (for which we may be responsible) that are potentially responsible for clean-up of known environmental sites. These include third-party-owned sites, as well as sites that are currently owned, or formerly owned, by us or our subsidiaries. For known environmental sites, we have recorded reserves, on an undiscounted basis, to cover estimated future environmental expenditures. Environmental reserves were $6.2 million as of June 30, 2005. These reserves include a $3.1 million cash escrow account acquired as a part of our acquisition of Ganton Technologies in 1999 that is being used to fund the clean-up of an inactive property located in Addison, Illinois. The reserves also include $2.2 million for the now-closed Radford Foundry, which is discussed below. There can be no assurance that costs in excess of these accruals will not be incurred, or that unknown conditions will not be discovered that result in material additional expenditures by us for environmental matters.
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
June 30, 2005 (Unaudited)
11. Retirement Benefits
We maintain six noncontributory defined benefit pension plans for certain of our U.S. employees. Our policy is to fund amounts as required under applicable laws and regulations. In addition, we provide health care and life insurance benefits to certain retired U.S. employees and their dependents.
The components of net periodic benefit cost are as follows (in thousands of dollars):

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$631	$587	$113	$112
Interest cost	1,586	1,557	553	608
Expected return on plan assets	(1,492)	(1,421)	—	—
Amortization of prior service cost	210	230	(93)	(91)
Amortization of loss (gain)	647	537	40	38
Curtailment loss	1,626	—	—	—

Net periodic benefit cost	$3,208	$1,490	$613	$667

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,261	$1,174	$226	$224
Interest cost	3,173	3,115	1,106	1,216
Expected return on plan assets	(2,984)	(2,843)	—	—
Amortization of prior service cost	421	460	(186)	(182)
Amortization of loss (gain)	1,293	1,074	80	75
Curtailment loss	1,626	—	—	—

Net periodic benefit cost	$4,790	$2,980	$1,226	$1,333

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that we expected to contribute $8.1 million to our pension plans in 2005. As of June 30, 2005, no contributions have been made. We presently expect to contribute $7.8 million to fund our pension plans in 2005.
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
We recognized a curtailment in the Wagner Castings Company Pension Plan as of June 30, 2005, resulting in a $1.6 million increase to our pension cost.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
12. Income Taxes
The effective tax rate differs from the United States statutory rate primarily as a result of the provision of valuation allowances on domestic losses until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved. Income tax expense in 2005 and 2004 was mainly comprised of state tax expense on our domestic operations and tax expense on our profitable foreign operations. The income tax benefit in the second quarter of 2004 reflected the recording of tax refunds of $2.7 million not previously provided for which were identified after the United States Internal Revenue Service completed their examination of our tax year 2001.
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

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
		(in thousands of dollars)
Three-month period ended June 30, 2005:
Net sales	$156,964	$58,928	$—	$215,892
Operating loss	$9,898	($9,411)	($11,091)	($10,604)
Interest expense, net	(471)	23	(5,398)	(5,846)
Other (expense) income, net	(585)	(250)	(39)	(874)
Income tax expense	(1,515)	(241)	(135)	(1,891)
Loss from discontinued operations, net of tax	(593)	—	—	(593)

Net loss				($19,808)

Three-month period ended June 30, 2004:
Net sales	$145,383	$71,802	$—	$217,185
Operating profit (loss)	$3,276	($358)	($2,149)	$769
Interest expense, net	(347)	(18)	(7,626)	(7,991)
Other income, net	(282)	(14)	150	(146)
Income tax (expense) benefit	(93)	(81)	2,343	2,169
Income (loss) from discontinued operations, net of tax	(1,255)	—	—	(1,255)

Net loss				($6,454)

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
13. Reporting for Business Segments (continued)

	Ferrous	Light	Corporate
	Metals	Metals	and Other	Consolidated
		(in thousands of dollars)
Six-month period ended June 30, 2005:
Net sales	$319,644	$130,738	$—	$450,382
Operating loss	$14,304	($10,689)	($22,477)	($18,862)
Interest expense, net	(723)	13	(10,579)	(11,289)
Other income (expense), net	(376)	(250)	101	(525)
Income tax (expense) benefit	(4,429)	(511)	(198)	(5,138)
Loss from discontinued operations, net of tax	(984)	—	—	(984)

Net loss				($36,798)

As of June 30, 2005:
Total assets	$324,372	$145,596	$25,142	$495,110

Six-month period ended June 30, 2004:
Net sales	$286,533	$141,298	$—	$427,831
Operating profit (loss)	$6,594	$1,631	($4,689)	$3,536
Interest expense, net	(771)	(40)	(16,382)	(17,193)
Other income, net	112	(4)	337	445
Income tax (expense) benefit	(1,012)	(188)	2,072	872
Loss from discontinued operations, net of tax	(1,967)	—	—	(1,967)

Net loss				($14,307)

As of December 31, 2004:
Total assets	$378,720	$104,031	$30,072	$512,823

14. Loss per Share
Loss per share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(in thousands of dollars, except per share data)
Numerator:
Net loss	($19,808)	($6,454)	($36,798)	($14,307)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	25,665	25,599	25,665	25,597

Basic and fully diluted loss per share	($0.77)	($0.25)	($1.44)	($0.56)

The impact on fully diluted loss per share of the assumed exercise of stock options and unearned restricted stock was not material.

INTERMET Corporation
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
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
Material Changes in Results of Operations – Three months ended June 30, 2005
Sales for the second quarter of 2005 were $215.9 million, a decrease of $1.3 million or 0.6% as compared to sales of $217.2 million in the same period in 2004. Ferrous Metals segment sales were $157.0 million during the second quarter of 2005 compared to $145.4 million for the same period in 2004, representing an increase in sales of $11.6 million or 8.0%. Included as part of Ferrous Metals segment sales, European sales during the three months ended June 30, 2005 were $56.2 million, an increase of $12.1 million or 27.4% compared to European sales of $44.1 million for the same period in 2004. The overall increase in Ferrous Metals segment sales is mainly attributable to new business launches in our European operations and scrap steel surcharges in both North American and European operations, partially offset by lower North American Ferrous sales volumes. Light Metals segment sales were $58.9 million during the second quarter of 2005, a decrease of $12.9 million or 18.0% compared to $71.8 million for the same period in 2004. The decrease in sales is mainly attributed to lower sales associated with the closure of our Racine, Wisconsin operations.
Gross profit for the three months ended June 30, 2005 and 2004 were $11.4 million and $12.7 million, respectively. Gross profit as a percentage of sales for the three months ended June 30, 2005 and 2004 was 5.3% and 5.9%, respectively. The decrease in gross profit margin reflects the effect of the wind down and closure of our Racine, Wisconsin aluminum die casting and machining facilities, start-up costs and operating inefficiencies associated with product launches, sales volume increases during this period and operational difficulties experienced at certain Light Metals facilities.

Selling, general and administrative expenses for the three months ended June 30, 2005 and 2004 were 5.1% and 5.0% of sales, respectively.
Reorganization related expenses of $9.5 million were recorded in the three months ended June 30, 2005, consisting primarily of professional fees and write-off of capitalized debt issuance costs in connection with the bankruptcy proceedings.
Restructuring and impairment charges of $1.5 million were also recorded in the three months ended June 30, 2005. These charges consisted of a pension curtailment $1.6 million relating to the Decatur Foundry closing that was announced in March 2005 and the reversal of the remaining $0.1 million of accruals for employee severance and benefit costs related to the Havana closure. Restructuring charges of $1.2 million were recorded in the second quarter of 2004 for the closure of our Havana Foundry. The charge included costs to transfer the production of Havana Foundry to our other facilities and employee separation costs. Reorganization expenses of $7.8 million were also recorded in the second quarter of 2005.
Net interest expense for the second quarter of 2005 was $5.8 million, which was $2.2 million less than the same period of 2004. The decrease is due to cessation of interest expense accrual on our Senior Notes following our bankruptcy filing on September 29, 2004, partially offset by increased interest rates also associated with our bankruptcy filing.
In the second quarter of 2005, the Company recorded tax expense of $1.9 million on a pre-tax net loss of $17.3 million. The income tax benefit in the second quarter of 2004 reflected the recording of tax refunds of $2.7 million identified after the United States Internal Revenue Service completed their examination of our tax year 2001. Excluding this amount, income tax expense in the three months ended June 30, 2004 was $0.5 million. The income tax expense in the second quarter of 2005 and 2004 were mainly comprised of state tax expense on our domestic operations and tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.
Material Changes in Results of Operations – Six months ended June 30, 2005
Sales for the six months ended June 30, 2005 were $450.4 million, an increase of $22.6 million or 5.3% as compared to sales of $427.8 million in the same period in 2004. Ferrous Metals segment sales were $319.6 million during the six months ended June 30, 2005 compared to $286.5 million for the same period in 2004, representing an increase in sales of $33.1 million or 11.6%. Included as part of Ferrous Metals segment sales, European sales during the six months ended June 30, 2005 were $113.3 million, an increase of $26.7 million or 30.1% as compared to European sales of $86.6 million for the same period in 2004. The overall increase in Ferrous Metals segment sales is mainly attributable to new business launches in our European operations and scrap steel surcharges in both North American and European operations, partially offset by lower North American Ferrous sales. Light Metals segment sales were $130.7 million during the six months ended June 30, 2005, a decrease of $10.6 million or 7.5% compared to $141.3 million for the same period in 2004. The decrease in sales is mainly attributed to lower sales associated with the closure of our Racine, Wisconsin operations.
Gross profit for the six months ended June 30, 2005 and 2004 was $24.7 million and $26.2 million, respectively. Gross profit as a percentage of sales for the six months ended June 30, 2005 and 2004 was 5.5% and 6.1%, respectively. The decrease in gross profit margin reflects the effect of the wind down and closure of our Racine, Wisconsin aluminum die casting and machining facilities, start-up costs and operating inefficiencies associated with product launches, sales volume increases during this period and operational difficulties experienced at certain Light Metals facilities.
Selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 were 5.1% and 5.0% of sales, respectively.
Reorganization related expenses of $17.7 million were recorded in the six months ended June 30, 2005, consisting primarily of professional fees and write-off of capitalized debt issuance costs in connection with the bankruptcy proceedings.
Restructuring and impairment charges of $2.9 million were also recorded in the six months ended June 30, 2005. These charges consisted of the write-down of $1.4 million to reduce inventories to their fair values and a pension curtailment $1.6 million relating to the Decatur Foundry closing that was announced in March 2005, partially offset by the reversal of the remaining $0.1 million of accruals for employee severance and benefit costs related to the Havana closure. Restructuring charges of $1.2 million were recorded in the second quarter of 2004 for the closure of our Havana Foundry. The charge included costs to transfer the production of Havana Foundry to our other facilities and employee separation costs. Reorganization expenses of $16.0 million were also recorded in the six months ended June 30, 2005.

Net interest expense for the six months ended June 30, 2005 was $11.3 million, which was $5.9 million less than the same period last year. The decrease is due to cessation of interest expense accrual on our Senior Notes following our bankruptcy filing on September 29, 2004, partially offset by increased interest rates also associated with our bankruptcy filing and the write-off of loan fees of $1.4 million in the first quarter of 2004.
For the six months ended June 30, 2005, the Company recorded tax expense of $5.1 million on a pre-tax loss of $30.7 million. The income tax benefit in the six months ended June 30, 2004 reflected the recording of tax refunds of $2.7 million identified after the United States Internal Revenue Service completed their examination of our tax year 2001. Excluding this amount, income tax expense in the six months ended June 30, 2004 was $1.8 million which was mainly comprised of state tax expense on our domestic operations and the income tax expense on our profitable foreign operations. No federal tax benefit was recorded on the pre-tax loss of our domestic operations. Federal tax expense or benefit will not be recorded until the pre-tax profit of our domestic operations exceeds our accumulated tax loss and credits carryforward. As a result of the accumulation of losses in the past three years, the deferred tax asset derived from the pre-tax loss of our domestic operations is fully reserved.
Material Changes in Financial Condition, Liquidity and Capital Resources
Through the second quarter of 2005, net cash used in operations totaled $21.7 million compared to $5.3 million for the same period in 2004. Depreciation and amortization expense for the six months ended June 30, 2005 and 2004, excluding depreciation expense related to our discontinued operations, was $21.7 million and $25.3 million, respectively. For the six months ended June 30, 2005, after adjusting for the effect of exchange rates, accounts receivable increased by $15.9 million due to increased sales, inventory increased by $8.8 million, accounts payable increased by $2.6 million and accrued liabilities increased $8.0 million.
Cash and cash equivalents at June 30, 2005 were $10.8 million, as compared to $11.2 million at December 31, 2004.
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

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them and our management to information that is required to be included in our periodic SEC reports and filings. We have reached this conclusion because of the material weakness in internal control over financial reporting described below.
Except as noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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